Form 10-Q
period 1996-03-31
ROCK BOTTOM RESTAURANTS INC
filed 1996-05-15
CIK 924896

___________________________________________________________________________

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                      Commission File number 0-24502


                       ROCK BOTTOM RESTAURANTS, INC.
        (Exact name of the registrant as specified in its charter)


            DELAWARE                                   84-1265838
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  identification Number)

                            1050 WALNUT STREET
                                SUITE # 402
                         BOULDER, COLORADO  80302
           (Address of principal executive offices)  (Zip Code)

                              (303) 417-4000
                      (Registrant's telephone number
                           including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                      Yes  X                No
                          ------               -----

As of May 13,1996, the Registrant had outstanding 7,372,815 shares of common stock, par value $.01 per share.
___________________________________________________________________________

                        EXHIBIT INDEX IS ON PAGE 14

                            PAGE 1 OF 15 PAGES

            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

                          INDEX TO FORM 10-Q
                          ------------------

                  THREE MONTHS ENDED MARCH  31, 1996
                  ----------------------------------



                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

               Condensed Consolidated Balance Sheets-
                March 31, 1996 and March 26, 1995                  3-4

               Condensed Consolidated Statements of
                Operations-Three Months Ended March 31,
                1996 and March 26, 1995                              5

               Condensed Consolidated Statements of Cash
                Flows-Three Months Ended March 31, 1996
                and March 26, 1995                                   6

               Notes to Condensed Consolidated
                Financial Statements                                 7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8-12

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                       12

     Signature page                                                 13





                          PAGE 2 OF 15 PAGES
            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------

                                                                              March 31,          December 31,
                    ASSETS                                                      1996                 1995
                    ------                                                 ---------------     ---------------
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  1,251,354        $  3,555,341
  Short-term investments                                                         5,721,246           7,790,442
  Accounts receivable                                                              406,418             481,458
  Accounts receivable--affiliates                                                   37,484              36,608
  Preopening costs, net                                                          1,825,323           2,019,284
  Inventories                                                                    1,553,977           1,478,573
  Prepaids and other current assets                                                581,876             818,752
                                                                               ------------        ------------
          Total current assets                                                  11,377,678          16,180,458
                                                                               ------------        ------------

PROPERTY AND EQUIPMENT:
  Land                                                                           4,692,557           4,598,414
  Buildings                                                                      3,628,660           3,144,716
  Leasehold improvements                                                        26,372,875          23,420,443
  Furniture, fixtures and equipment                                             21,771,723          20,055,537
  Construction in progress                                                       1,525,746          1,601,059
  Accumulated depreciation and amortization                                     (6,202,017)         (5,228,274)
                                                                               ------------        ------------

          Total property and equipment, net                                     51,789,544          47,591,895
                                                                               ------------        ------------

OTHER ASSETS                                                                       389,188             396,438
                                                                               ------------        ------------

TOTAL ASSETS                                                                  $ 63,556,410        $ 64,168,791
                                                                               ============        ============


                        See accompanying notes.



                          PAGE 3 OF 15 PAGES
            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------

                                                                              March 31,          December 31,
                    LIABILITIES                                                 1996                 1995
                    -----------                                            ---------------     ---------------
                                                                             (Unaudited)
CURRENT LIABILITIES:
  Accounts payable-
    Trade                                                                     $  1,582,226        $  1,965,035
    Construction projects                                                          313,195           1,038,148
    Affiliates                                                                      18,917              22,105
  Accrued payroll and payroll taxes                                              1,402,895           1,078,194
  Accrued sales taxes                                                              445,817           1,105,076
  Other accrued expenses                                                         1,132,597             942,613
  Current portion of long-term debt                                                 46,365              43,921
  Current portion of obligations under capital leases                              629,601             650,833
                                                                               ------------        ------------

          Total current liabilities                                              5,571,613           6,845,925

LONG-TERM DEBT                                                                     583,788             596,793
OBLIGATIONS UNDER CAPITAL LEASES                                                   865,617           1,016,482
DEFERRED INCOME TAXES                                                              393,547             368,547
                                                                               ------------        ------------

          Total liabilities                                                      7,414,565           8,827,747
                                                                               ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding                                              -                   -
  Common stock - $.01 par value, 15,000,000 shares
    authorized, 7,372,815 and 7,345,482 issued
    and outstanding                                                                 73,728              73,455
  Additional paid-in capital                                                    51,028,133          50,809,742
  Retained earnings                                                              5,039,984           4,457,847
                                                                               ------------        ------------

          Total stockholders' equity                                            56,141,845          55,341,044
                                                                               ------------        ------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                   $ 63,556,410        $ 64,168,791
                                                                               ============        ============


                        See accompanying notes.


                          PAGE 4 OF 15 PAGES
            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            -----------------------------------------------
                              (Unaudited)


                                                                                     Three Months Ended
                                                                               -------------------------------

                                                                                March 31,           March 26,
                                                                                  1996                1995
                                                                                  ----                ----
REVENUES:
  Old Chicago restaurants                                                      $12,340,022         $ 8,563,753
  Rock Bottom Restaurant & Brewery restaurants                                  11,172,005           5,924,836
                                                                                -----------         -----------

          Total revenues                                                        23,512,027          14,488,589
                                                                                -----------         -----------

OPERATING EXPENSES:
  Cost of sales                                                                  5,757,453           3,532,292
  Restaurant salaries and benefits                                               7,875,655           4,797,314
  Operating expenses                                                             5,020,854           2,971,757
  Selling expenses                                                                 959,268             511,549
  General and administrative                                                     1,392,306           1,000,992

  Depreciation and amortization                                                  1,723,033             738,332
                                                                                -----------         -----------

          Total operating expenses                                              22,728,569          13,552,236
                                                                                -----------         -----------

INCOME FROM OPERATIONS                                                             783,458             936,353

  Interest income                                                                 (133,142)           (106,208)
  Interest expense                                                                  72,781             69,941
  Other (income) expense, net                                                          144             (14,016)
                                                                                -----------         -----------

INCOME BEFORE TAXES                                                                843,675             986,636
PROVISION FOR INCOME TAXES                                                         261,539             369,002
                                                                                -----------         -----------

NET INCOME                                                                     $   582,136         $   617,634
                                                                                ===========         ===========

NET INCOME PER SHARE                                                                  $.08                $.10
                                                                                       ===                 ===

WEIGHTED AVERAGE SHARES OUTSTANDING                                              7,450,000           5,996,000
                                                                                ===========         ===========


                        See accompanying notes.


                          PAGE 5 OF 15 PAGES
            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -----------------------------------------------

     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 26, 1995
     -------------------------------------------------------------
                              (Unaudited)

                                                                                   1996               1995
                                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   582,136         $   617,634
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                                              1,723,033             738,332
      Loss on disposition of assets                                                      -               2,501
      Deferred income taxes                                                         25,000             170,000
      Decrease (increase) in accounts receivable                                    75,040             (35,589)
      Increase in inventories                                                      (75,404)           (104,020)
      Decrease in prepaids and other assets                                        244,126             207,534
      Expenditures for preopening costs                                           (555,328)           (467,617)
      Decrease in accounts payable                                              (1,107,762)           (694,285)
      Decrease in accrued expenses                                                (144,574)           (357,994)
                                                                                -----------         -----------

          Net cash provided by operating activities                                766,267              76,496
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                           (5,171,392)         (5,889,174)
  Advances to officers and affiliates, net                                          (4,064)              2,398
  (Purchase) sale of short-term investments, net                                 2,069,196          (2,000,000)
                                                                                -----------         -----------

          Net cash used in investing activities                                 (3,106,260)         (7,886,776)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                     (10,561)            (35,177)
  Issuance of common stock, net of offering costs                                  218,664          34,118,509
  Repayments of capital lease obligations                                         (172,097)           (132,804)
                                                                                -----------         -----------

          Net cash provided by financing activities                                 36,006          33,950,528
                                                                                -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,303,987)         26,140,248

CASH AND CASH EQUIVALENTS, beginning of period                                   3,555,341           5,113,675
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                       $ 1,251,354         $31,253,923
                                                                                ===========         ===========


                        See accompanying notes.


                          PAGE 6 OF 15 PAGES

            ROCK BOTTOM RESTAURANTS, INC., AND SUBSIDIARIES
            -----------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -----------------------------------------------

                            MARCH 31, 1996
                            --------------
                              (Unaudited)


(1)  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     -----------------------------------------------------

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1995.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)  BANK FINANCING COMMITMENTS
     --------------------------

     In February, 1996, the Company received a commitment for a two year, $20 million revolving credit facility. Interest will accrue on the average outstanding balance at either the prime rate or LIBOR plus 1.5%, and is payable quarterly. At the end of the revolving period, the Bank may extend the commitment for an additional one year or the outstanding principal is convertible to a three year fully amortizing term loan. As of March 31, 1996, the documentation for the revolving credit agreement was being finalized, therefore no amounts were outstanding under this facility.

     On May 1, 1996, the Company obtained a commitment for a $2.5 million first mortgage on real property located in Chicago, Illinois. Interest will accrue at 9% with outstanding principal and interest due five years from the date of closing. Principal and interest payments will be due monthly based on a fifteen year amortization.


                          PAGE 7 OF 15 PAGES
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company began operations in 1976 with the opening of an Old Chicago restaurant in Boulder, Colorado, and as of March 31, 1996 operates ten Rock Bottom Restaurant & Brewery restaurants and twenty-seven Old Chicago restaurants. The Company's plans include opening a total of four Rock Bottom Restaurant & Brewery restaurants and ten Old Chicago restaurants in 1996. New restaurants planned for 1996 are scheduled to open as follows:

                                         PROPOSED NEW RESTAURANT OPENING SCHEDULE

                                                           (Actual)
                                                          Qtr ended       Qtr ended     Qtr ended      Qtr ended
                                                           3/31/96         6/30/96       9/29/96        12/29/96
                                                          ---------       ---------     ----------     ---------
Old Chicago restaurants                                         4              3              1              2
Rock Bottom Restaurant & Brewery restaurants                    0              1              2              1
                                                               --             --             --             --
     Total restaurants                                          4              4              3              3
                                                               ==             ==             ==             ==

     Old Chicago restaurants opened in the first quarter of 1996 are located in Madison, Wisconsin; Silverthorne and Grand Junction, Colorado and Apple Valley, Minnesota. During the second quarter, two Old Chicago restaurants have opened in Salem, Oregon and Minnetonka,
Minnesota.   The four remaining  Old Chicago restaurants planned for
1996 are scheduled to open in Nebraska (two) and in two other locations that will enhance the Company's presence in the Midwest. Rock Bottom Restaurant & Brewery restaurants will be located in Indianapolis, Cincinnati, Seattle, and Bethesda, Maryland. The company has historically leased its facilities and plans to lease sites for a majority of its future restaurant locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.

     Future operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short period of time. New restaurants initially operate with below normal revenues and incur certain increased costs in the process of achieving operational efficiencies.



                          PAGE 8 OF 15 PAGES
RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement and restaurant data:


                                                                                         Percentage of Revenues
                                                                                         ----------------------
                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                     March 31,           March 26,
                                                                                       1996                1995
                                                                                       ----                ----
INCOME STATEMENT DATA:
REVENUES:
  Old Chicago restaurants. . . . . . . . . . . . . . . . . . . . . . . . .              52.5%               59.1%
  Rock Bottom Restaurant & Brewery restaurants . . . . . . . . . . . . . .              47.5                40.9
                                                                                       -----               -----
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .             100.0               100.0
                                                                                       -----               -----
OPERATING EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              24.5                24.4
  Restaurant salaries and benefits . . . . . . . . . . . . . . . . . . . .              33.5                33.1
  Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .              21.4                20.5
  Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4.1                 3.5
  General and administrative . . . . . . . . . . . . . . . . . . . . . . .               5.9                 6.9
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .               7.3                 5.1
                                                                                       -----               -----
          Total operating expenses . . . . . . . . . . . . . . . . . . . .              96.7                93.5
                                                                                       -----               -----
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .               3.3                 6.5
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (0.6)               (0.7)
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0.3                 0.5
  Other (income) expense, net. . . . . . . . . . . . . . . . . . . . . . .               0.0                (0.1)
                                                                                       -----               -----
INCOME BEFORE TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . .               3.6                 6.8
  Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .               1.1                 2.5
                                                                                       -----               -----

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2.5%                4.3%
                                                                                       =====               =====

RESTAURANT DATA:
  Restaurants open (end of period):
  Old Chicago restaurants. . . . . . . . . . . . . . . . . . . . . . . . .                27                  16
  Rock Bottom Restaurant & Brewery restaurants . . . . . . . . . . . . . .                10                   6
                                                                                        -----               -----
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                37                  22
                                                                                        =====               =====
  Restaurant operating weeks:
  Old Chicago restaurants. . . . . . . . . . . . . . . . . . . . . . . . .               327                 200
  Rock Bottom Restaurant & Brewery restaurants . . . . . . . . . . . . . .               130                  65
                                                                                        -----               -----
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               457                 265
                                                                                        =====               =====


                          PAGE 9 OF 15 PAGES
QUARTER ENDED MARCH 31, 1996 AS COMPARED TO QUARTER ENDED MARCH 26,
1995

     Revenues. Revenues increased 62.3% to $23.5 million in the quarter ended March 31, 1996 from $14.5 million for the comparable quarter in 1995. This increase is due primarily to revenues generated by the eleven new Old Chicago restaurants and four new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the first quarter of 1995. Revenue increases were partially offset by a 4.4% decrease in comparable restaurant sales due primarily to harsher winter weather conditions in Colorado and Minnesota where all comparable sales were generated. Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants have also increased as a percentage of total revenues from 40.9% in the first quarter ended March 26, 1995 to 47.5% in the first quarter ended March 31, 1996 due to the pro rata increase in the number of restaurant weeks generated by the brewery restaurants.

     Cost of Sales. Cost of sales, which consists of food, beverage, and supply costs, increased 63.0% to $5.8 million in the first quarter of 1996 from $3.5 million in the first quarter of 1995, and remained relatively stable as a percentage of revenues at 24.5% in the first quarter of 1996 as compared to 24.4% in the first quarter of 1995. Slight increases in the cost of the Company's key inventory items experienced in the first quarter of 1996 were partially offset by the increase in the percentage of sales contributed by the brewery restaurants. These restaurants generally experience a lower cost of sales due to the production of beer on premises which has a lower cost of sales than purchased beverages.

     Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, workers' compensation insurance and group health insurance, increased 64.2% to $7.9 million in the first quarter of 1996 from $4.8 million in the first quarter of 1995. Restaurant salaries and benefits remained relatively constant as a percentage of revenues at 33.5% in 1996 compared to 33.1% in 1995. This anticipated change is primarily due to the increase in the number of new restaurants operating in the first quarter of 1996, which initially experience higher labor costs.

     Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased 69.0% to $5.0 million in the first quarter of 1996 from $3.0 million for the same period in 1995. As a percentage of revenues, such expenses increased to 21.4% in 1996 from 20.5% for the same period in 1995. Similar to Restaurant Salaries and Benefits, this increase also resulted from the greater number of new restaurants which initially experience higher operating expenses.

     Selling Expenses. Selling expenses increased 87.5% to $1.0 million in the first quarter of 1996 from $.5 million for the same period in 1995. As a percentage of revenues, such expenses increased to 4.1% in 1996 from 3.5% for the same period in 1995. This increase is due largely to expanded marketing support for both restaurant concepts which included the first phase of a television advertising campaign in the last two weeks of first quarter 1996 for the Old Chicago restaurants operating in the Colorado front range market.

     General and Administrative ("G&A"). General and administrative expenses increased 39.1% to $1.4 million in the first quarter of 1996 compared to $1.0 million in the first quarter of 1995 due to the Company's continuing expansion program. However, G&A decreased as a percentage of revenues to 5.9% in the first quarter 1996 from 6.9% for the same quarter in 1995 due to efficiencies gained in administering a larger number of restaurants. Also in the first quarter of 1996, a successful cost containment program was initiated that reduced administrative costs, particularly in the areas of travel, supplies, phone and overnight shipping expense.

                          PAGE 10 OF 15 PAGES
     Depreciation and Amortization ("D&A"). D&A, including amortization of preopening expenses, increased to $1.7 million in the first quarter of 1996 from $.7 million for the comparable period in 1995. As a percentage of revenues, such expenses increased from 5.1% to 7.3%. The increase in the amount is attributable primarily to opening 15 new restaurants after the end of the first quarter of 1995 and through the first quarter of 1996, and incurring the related expenses for depreciation and preopening expense amortization. The increase in the percentage is primarily due to restaurants that opened since the first quarter of 1995. These restaurants experienced greater D&A costs as a percentage of revenues due to higher total investment costs and preopening expenses not yet fully amortized.

     Interest Income. Interest income primarily represents amounts earned from the temporary investment of proceeds from the Company's follow-on offering. Cash proceeds from this offering, received late in the first quarter of 1995, resulted in this increase.

     Provision for Income Taxes. The estimated tax rate for the first quarter of 1996 has decreased to 31% from 37.4% in the first quarter of 1995, and 32% for fiscal 1995. This change is primarily due to increased FICA tax credits that are estimated to be available for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had approximately $1.3 million in cash and cash equivalents, $5.7 million in short term investments available for sale, and long term debt, including capital lease obligations, of $2.1 million. In 1996, the Company has received financing commitments for a two year, $20 million revolving line of credit facility and a $2.5 million first mortgage on real property located in Chicago. No amounts are outstanding under either facility as of May 13, 1996. The Company may also seek additional sources of debt or equity capital including equipment financing, although there can be no assurance that such funds will be available on favorable terms, if at all. Although the Company believes that its existing cash balances, cash flow generated from operations, revolving credit proceeds, mortgage financing and other potential financing sources will be sufficient to satisfy its cash needs through 1997, results of operations may be affected by decreased interest income and increased interest expense. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its recent expansion through cash flow from operations, proceeds from its public offerings and capital lease obligations. Net cash flow from operations has increased to $766,267 for the quarter ended March 31, 1996 as compared to $76,496 for the quarter ended March 26, 1995, primarily due to an increase in net income before depreciation and amortization.

     The Company estimates that the total capital expenditures for 1996, excluding preopening costs, will be approximately $21 million, of which the cost of new restaurants will be approximately $19 million. Of the $21 million budgeted for capital expenditures in 1996, $5.2 million was spent in the quarter ended March 31, 1996, which included the cost of opening four new Old Chicago restaurants and approximately $700,000 for the Old Chicago site purchased in Salem, Oregon. There can be no assurance that these budgeted capital expenditures will be sufficient for current development plans or that the costs of acquiring sites and opening new restaurants will not increase in the future.


                          PAGE 11 OF 15 PAGES
SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in the second and third quarters. In addition, quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results in any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

IMPACT OF INFLATION

     Substantial increases in costs and expenses, particularly food, supplies, labor (including potential changes in minimum wage rates) and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected operating results during the past three years.

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the cost and availability of suitable restaurant locations, cost effective and timely construction of new restaurants, regulatory limitations, fluctuations in consumer demand, competitive factors, the Company's ability to address adequately all of the changing demands that its planned expansion will impose, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.


                      PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.





                          PAGE 12 OF 15 PAGES
                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROCK BOTTOM RESTAURANTS, INC.
                              (Registrant)


May 13, 1996                  By:THOMAS A. MOXCEY
                                 -------------------------------------
                                 Thomas A. Moxcey
                                 President and Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)

May 13, 1996                  By:THERESA D. SHELTON
                                 -------------------------------------
                                 Theresa D. Shelton
                                 Controller and Treasurer
                                 (Chief Accounting Officer)



                          PAGE 13 OF 15 PAGES
                             EXHIBIT INDEX

Exhibit No.   Description                                      Page
- -----------   -----------                                      ----

27            Financial Data Schedule                            15



                          PAGE 14 OF 15 PAGES