Form 10-Q
period 1996-06-30
ROCK BOTTOM RESTAURANTS INC
filed 1996-08-14
CIK 924896

______________________________________________________________________

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                    Yes  X                 No
                       ----                  ----

As of August 12, 1996, the Registrant had outstanding 7,887,886 shares of common stock, par value $.01 per share.
______________________________________________________________________

                     EXHIBIT INDEX IS ON PAGE 17.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

                          INDEX TO FORM 10-Q
                          ------------------




                                                                  Page
                                                                  ----

Part I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets-
                June 30, 1996 and December 31, 1995                3-4

               Condensed Consolidated Statements of Operations-
                    Three Months and Six Months Ended
                    June 30, 1996 and June 25, 1995                  5

               Condensed Consolidated Statements of Cash Flows-      6
                    Six Months Ended June 30, 1996 and June 25,
                    1995

               Notes to Condensed Consolidated
                    Financial Statements                           7-8

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations     9-14

Part II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                              15

     Item 6.   Exhibits and Reports on Form 8-K                     15

     Signature page                                                 16

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------


                                                                                      June 30,    December 31,
          ASSETS                                                                        1996          1995
          ------                                                                ------------------------------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  4,064,440      3,555,341
     Short-term investments                                                               -         7,790,442
     Accounts receivable                                                               597,781        481,458
     Accounts receivable--affiliates                                                    33,114         36,608
     Preopening costs, net                                                           2,104,747      2,019,284
     Inventories                                                                     1,701,675      1,478,573
     Prepaids and other current assets                                                 780,876        818,752
                                                                                   -----------    -----------

          Total current assets                                                       9,282,633     16,180,458
                                                                                   -----------    -----------

PROPERTY AND EQUIPMENT:
     Land                                                                            4,692,557      4,598,414
     Buildings                                                                       3,653,660      3,144,716
     Leasehold improvements                                                         30,583,604     23,420,443
     Furniture, fixtures and equipment                                              24,471,790     20,055,537
     Construction-in-progress                                                        1,338,522      1,601,059
     Accumulated depreciation and amortization                                      (7,293,109)    (5,228,274)
                                                                                   -----------    -----------

          Total property and equipment, net                                         57,447,024     47,591,895
                                                                                   -----------    -----------

OTHER ASSETS                                                                           407,942        396,438
                                                                                   -----------    -----------

TOTAL ASSETS                                                                      $ 67,137,599   $ 64,168,791
                                                                                    ==========     ==========

See accompanying notes.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------


                                                                                      June 30,    December 31,
          LIABILITIES                                                                   1996          1995
          -----------                                                            -----------------------------
                                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts payable-
     Trade                                                                        $  3,680,432    $ 1,965,035
     Construction projects                                                             688,325      1,038,148
     Affiliates                                                                         18,631         22,105
  Accrued payroll and payroll taxes                                                  1,644,456      1,078,194
  Accrued sales taxes                                                                  368,117      1,105,076
  Other accrued expenses                                                             1,310,235        942,613
  Current portion of long-term debt                                                     38,872         43,921
  Current portion of obligations under capital leases                                  643,044        650,833
                                                                                    ----------     ----------

          Total current liabilities                                                  8,392,112      6,845,925

LONG-TERM DEBT                                                                         580,447        596,793
OBLIGATIONS UNDER CAPITAL LEASES                                                       698,861      1,016,482
DEFERRED INCOME TAXES                                                                  393,547        368,547
                                                                                    ----------     ----------

          Total liabilities                                                         10,064,967      8,827,747

STOCKHOLDERS' EQUITY:
     Preferred stock - $.01 par value, 5,000,000 shares
          authorized, none issued and outstanding                                         -              -
     Common stock - $.01 par value, 15,000,000 shares
          authorized, 7,378,815 and 7,345,482 issued
          and outstanding                                                               73,788         73,455
     Additional paid-in capital                                                     51,076,073     50,809,742
     Retained earnings                                                               5,922,771      4,457,847
                                                                                    ----------     ----------

          Total stockholders' equity                                                57,072,632     55,341,044
                                                                                    ----------     ----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                       $ 67,137,599   $ 64,168,791
                                                                                    ==========     ==========


See accompanying notes.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            -----------------------------------------------
                              (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                           --------------------------      ------------------------

                                                             June 30,       June 25,       June 30,       June 25,
                                                               1996           1995           1996           1995
                                                               ----           ----           ----           ----
REVENUES:
     Old Chicago restaurants                             $ 14,845,253    $ 9,446,221    $27,185,275    $18,009,974
     Rock Bottom Restaurant & Brewery
       restaurants                                         11,568,822      7,391,478     22,740,827     13,316,314
                                                          -----------     ----------     ----------     ----------

          Total revenues                                   26,414,075     16,837,699     49,926,102     31,326,288
                                                          -----------     ----------     ----------     ----------

OPERATING EXPENSES:
     Cost of sales                                          6,547,199      4,170,762     12,304,652      7,703,054
     Restaurant salaries and benefits                       8,669,006      5,667,402     16,544,661     10,477,595
     Operating expenses                                     5,593,179      3,358,863     10,614,033      6,317,741
     Selling expenses                                         993,749        541,119      1,953,017      1,052,668
     General and administrative                             1,550,712      1,094,653      2,943,018      2,095,645
     Depreciation and amortization                          1,785,586        879,400      3,508,619      1,617,732
                                                          -----------     ----------     ----------     ----------

          Total operating expenses                         25,139,431     15,712,199     47,868,000     29,264,435
                                                          -----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                                      1,274,644      1,125,500      2,058,102      2,061,853

     Interest expense                                          61,366         62,319        134,147        132,260
     Interest income                                          (66,737)      (416,288)      (199,879)      (522,496)
     Other (income) expense                                       624        (25,374)           768        (39,390)
                                                          -----------     ----------     ----------     ----------

INCOME BEFORE TAXES                                         1,279,391      1,504,843      2,123,066      2,491,479

PROVISION FOR INCOME TAXES                                    396,603        519,171        658,142        888,173
                                                          -----------     ----------     ----------     ----------

NET INCOME                                               $    882,788    $   985,672    $ 1,464,924    $ 1,603,306
                                                          ===========     ==========     ==========     ==========


NET INCOME PER SHARE                                             $.12           $.13           $.20           $.24
                                                                  ===            ===            ===            ===

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                        7,519,000      7,700,142      7,513,000      6,811,215
                                                            =========      =========      =========      =========


See accompanying notes.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -----------------------------------------------

       FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 25, 1995
       --------------------------------------------------------


                                                                                      1996            1995
                                                                                    --------        --------
                                                                                              (Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  1,464,924   $  1,603,306
     Adjustments to reconcile net income to net cash
       provided by operating activities-
          Depreciation and amortization                                              3,508,619      1,617,732
          Gain on disposition of assets, net                                              -              (275)
          Deferred income taxes                                                         25,000        220,000
          Increase in accounts receivable                                             (116,323)      (123,359)
          Increase in inventories                                                     (223,102)      (178,070)
          Decrease in prepaids and other assets                                         26,372         33,526
          Expenditures for preopening costs                                         (1,529,247)    (1,066,773)
          (Decrease) increase in accounts payable                                    1,365,574     (1,198,761)
          Increase in accrued expenses                                                 196,925        184,300
                                                                                   -----------     ----------

             Net cash provided by operating activities                               4,718,742      1,091,626
                                                                                   -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                           (11,919,964)   (11,648,740)
     Advances to officers and affiliates, net                                               20        (94,946)
     (Purchase) sale of short-term investments, net                                  7,790,442     (2,000,000)
                                                                                   -----------     ----------

             Net cash used in investing activities                                  (4,129,502)   (13,743,686)
                                                                                   -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                      (21,395)       (44,954)
     Repayments of capital lease obligations                                          (325,410)      (238,904)
     Issuance of common stock, net of offering costs                                   266,664     33,732,685
                                                                                   -----------     ----------

             Net cash (used in) provided by financing activities                       (80,141)    33,448,827
                                                                                   -----------     ----------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                 509,099     20,796,767

CASH AND CASH EQUIVALENTS, beginning of period                                       3,555,341      5,113,675
                                                                                   -----------     ----------

CASH AND CASH EQUIVALENTS, end of period                                          $  4,064,440   $ 25,910,442
                                                                                   ===========    ===========


See accompanying notes.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------

                             JUNE 30, 1996
                             -------------
                              (Unaudited)

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)  BANK FINANCINGS
     ---------------

     On July 2, 1996, the Company closed its $20 million bank revolving credit facility. Interest will accrue on the average outstanding balance at either the prime rate or LIBOR plus 1.5% and is payable quarterly. The facility converts to a three year fully amortizing term loan after two years, or after three years
     upon agreement of the parties.   The loan includes customary
     financial covenants and ratios, and restrictions on investments and acquisitions.

     On July 17, 1996, the Company closed on a $2.5 million first mortgage on real property located in Chicago, Illinois. Interest accrues at 9% with principal and interest payments due monthly, based on a fifteen year amortization. Remaining unpaid principal and interest are due five years from the date of closing.

(3)  JOINT VENTURE
     -------------

     On July 8, 1996 the Company acquired an indirect 50% equity interest in Trolley Barn Brewery Inc. ("Trolley Barn"), effective July 1, 1996, in exchange for approximately 452,000 shares of the Company's $0.01 par value common stock. Trolley Barn currently operates three brew pub restaurants in the Southeastern United States under the name Big River Grille & Brewing Works.
     In connection with the acquisition, the Company agreed to certain licensing and development arrangements whereby Trolley Barn may develop restaurants throughout the

     Southeastern United States utilizing various names, including Rock Bottom Restaurant & Brewery and Old Chicago.

     The Company also received the right to purchase the remaining 50% of Trolley Barn from the selling shareholders. The option is exercisable at any time between four and six years after the closing of the Trolley Barn acquisition, or upon a change in control of the ownership of the 50% of Trolley Barn retained by the selling shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

     The Company began operations in 1976 with the opening of an Old Chicago restaurant in Boulder, Colorado, and as of June 30, 1996 operates eleven Rock Bottom Restaurant & Brewery restaurants and thirty Old Chicago restaurants. The Company's plans include opening a total of four Rock Bottom Restaurant & Brewery restaurants and ten Old Chicago restaurants in 1996. New restaurants planned for 1996 are scheduled to open as follows:

               PROPOSED NEW RESTAURANT OPENING SCHEDULE

                                                   (Actual)         (Actual)
                                                   Qtr ended        Qtr ended     Qtr ended     Qtr ended
                                                    3/31/96          6/30/96       9/29/96       12/29/96
                                                   ---------        ---------     ---------     ---------
Old Chicago restaurants                                4                 3             1             2
Rock Bottom Restaurant & Brewery restaurants           0                 1             2             1
                                                      --                 -             -             -
        Total restaurants                              4                 4             3             3
                                                      --                 -             -             -

     The Old Chicago restaurants opened in the first quarter are located in Madison, Wisconsin; Silverthorne and Grand Junction, Colorado and Apple Valley, Minnesota. In the second quarter of 1996, the Company opened Old Chicago restaurants in Salem, Oregon; Omaha,
Nebraska and Minnetonka, Minnesota.   The three remaining Old Chicago
restaurants planned for 1996 are scheduled to open in Bettendorf, Iowa; Columbia, Missouri, and Roseville, Minnesota.

     During the second quarter, the first Rock Bottom Restaurant & Brewery restaurant opened in Indianapolis. The three remaining Rock Bottom Restaurant & Brewery restaurants to be opened during 1996 will be located in Cincinnati, Seattle, and Bethesda, Maryland.

     The Company has historically leased its facilities and plans to lease sites for a majority of its future restaurant locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.

     During July 1996, the Company acquired an indirect 50% interest in Trolley Barn Brewery, Inc. ("Trolley Barn") and agreed to certain licensing and development arrangements pursuant to which Trolley Barn would develop restaurants throughout the southeastern United States utilizing various names, including Rock Bottom Restaurant & Brewery, Old Chicago, and Big River Grille & Brewing Works. Failure of Trolley Barn or any future joint venture partner to open restaurants or conduct operations as anticipated could adversely affect the Company's earnings and could hinder the Company's expansion.

     Future operating results may also be adversely affected by costs incurred by the Company in developing a significant number of new restaurants over a relatively short period of time. New restaurants also initially operate with below normal revenues and incur certain increased costs in the process of achieving operational efficiencies.

     Additionally, the Company operates in a highly/extremely competitive environment. Competitive factors include price-value, service, location, quality, selection and atmosphere. Many competitors of the Company are well established and have substantially greater financial and other resources than does the Company. Also, the restaurant industry generally and the Company in particular is affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns.

CAUTIONARY STATEMENT UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements included herein which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from such forward looking statements. Factors that could cause actual results to differ materially include, among others: the cost and availability of suitable restaurant locations, cost effective and timely construction of new restaurants, regulatory limitations, fluctuations in consumer demand, competitive factors, the Company's ability to manage its operations during its rapid expansion, competitive conditions in the Company's markets, general economic conditions, the availability of financing on acceptable terms to fund future growth and other risks detailed above and in the Company's Form 10-K, Form 10-Q and other filings under the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement data, and restaurant data:

                                                                                 Percentage of Revenues
                                                             -----------------------------------------------------------
                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------

                                                              June 30,       June 25,            June 30,       June 25,
                                                                1996           1995                1996           1995
                                                                ----           ----                ----           ----
INCOME STATEMENT DATA:
REVENUES:
     Old Chicago restaurants.................                    56.2%          56.1%               54.5%          57.5%
     Rock Bottom Restaurant & Brewery
       restaurants...........................                    43.8           43.9                45.5           42.5
                                                                -----          -----               -----          -----
          Total revenues.....................                   100.0          100.0               100.0          100.0
                                                                -----          -----               -----          -----
OPERATING EXPENSES:
     Cost of sales...........................                    24.8           24.8                24.6           24.6
     Restaurant salaries and benefits........                    32.8           33.7                33.1           33.4
     Operating expenses......................                    21.2           19.9                21.3           20.2
     Selling expenses........................                     3.8            3.2                 3.9            3.3
     General and administrative expenses.....                     5.9            6.5                 5.9            6.7
     Depreciation and amortization...........                     6.7            5.2                 7.0            5.2
                                                                -----          -----               -----          -----
          Total operating expenses...........                    95.2           93.3                95.8           93.4
                                                                -----          -----               -----          -----

INCOME FROM OPERATIONS.......................                     4.8            6.7                 4.2            6.6
     Interest expense........................                     0.2            0.4                 0.3            0.4
     Interest income.........................                    (0.3)          (2.5)               (0.4)          (1.7)
     Other (income) expense, net ............                     ---           (0.2)                ---            0.1
                                                                -----          -----               -----          -----

INCOME BEFORE TAXES..........................                     4.8            9.0                 4.3            7.9
     Provision for income taxes..............                     1.5            3.1                 1.3            2.8
                                                                -----          -----               -----          -----

NET INCOME...................................                     3.3%           5.9%                3.0%           5.1%
                                                                -----          -----               -----          -----

RESTAURANT DATA:
     Restaurant operating weeks:
       Old Chicago restaurants...............                     376            223                 703            423
       Rock Bottom Restaurant & Brewery
         restaurants.........................                     132             83                 262            148
                                                                -----          -----               -----          -----
          Total..............................                     508            306                 965            571
                                                                -----          -----               -----          -----
     Restaurants open (end of period):
       Old Chicago restaurants...............                                                         30             18
       Rock Bottom Restaurant & Brewery
         restaurants.........................                                                         11              7
                                                                                                     ---            ---
          Total..............................                                                         41             25
                                                                                                     ===            ===

REVENUES

     Revenues increased 56.9% to $26.4 million in the quarter ended June 30, 1996 from $16.8 million for the comparable quarter in 1995. For the six months ended June 30, 1996, revenues increased $18.6 million (59.3%) to $49.9 million from $31.3 million for the comparable period in 1995. These increases are due primarily to revenues generated by the twelve new Old Chicago restaurants and four new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the second quarter of 1995. Additionally, comparable restaurant sales for the second quarter of 1996 increased nearly one percent after experiencing flat to downward-trending comparable restaurant sales for several quarters.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants have increased as a percentage of total revenues to 45.5% for the six months ended June 30, 1996 from 42.5% in the comparable period of 1995. For the second quarter of 1996, the percentage of revenues contributed by the Company's Rock Bottom Restaurant & Brewery restaurants was flat compared to the same period in 1995, as the first new Rock Bottom Restaurant & Brewery of 1996 was not opened until the last week of the quarter.

COST OF SALES

     Cost of sales, which consists of food, beverage, and supply costs, increased 57.0% to $6.5 million in the second quarter of 1996 from $4.2 million in the second quarter of 1995, and remained flat as a percentage of revenues at 24.8% for both the second quarters of 1996 and 1995. For the six months ended June 30, 1996 cost of sales increased $4.6 million, to $12.3 million from $7.7 million in the comparable period of 1995. Increases in the costs of certain of the Company's key inventory items in the first and second quarters of 1996, including chicken and cheese, were offset by menu engineering efforts that focused on low cost, high profit menu items, and efficiencies in the kitchen. Based on recent price increases in various commodities, particularly flour, chicken, butter, cheese and other related dairy products, the Company expects that cost of sales as a percentage of revenues might increase slightly.

RESTAURANT SALARIES AND BENEFITS

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased 53.0% to $8.7 million in the second quarter of
1996 from $5.7 million in the second quarter of 1995.   For the six
months ended June 30, 1996 salaries and benefits increased $6.1 million to $16.5 million from $10.5 million in the comparable period of 1995. Restaurant salaries and benefits have decreased as a percentage of revenues to 32.8% in the second quarter of 1996 as compared to 33.7% in the second quarter of 1995 and to 33.1% for the six month period ended June 30,1996 from 33.4% for the comparable period of 1995. The decreases are due to lower labor costs in the bar, kitchen and dining room primarily because of sophisticated labor scheduling systems installed in the Rock Bottom Restaurant & Brewery restaurants. During the remainder of 1996, the Company expects to implement similar labor scheduling systems in certain Old Chicago restaurants.

     Federal legislation currently awaiting presidential approval proposes an increase of $.50 per hour in the minimum wage rate effective October 1, 1996, with another increase of $.40 per hour effective September 1, 1997. Such legislation would also increase the Federal tip credit by the same amount, so that the federal minimum wage paid to tipped employees would not be increased. Although the Company has not yet quantified the impact of such legislation, a majority of the Company's restaurants operate in states which allow the tip credit, and most non-tipped employees are currently paid above the proposed minimum wage rate.

OPERATING EXPENSES

     Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased 66.5% to $5.6 million in the second quarter of 1996 from $3.4 million for the same period in 1995. For the six months ended June 30, 1996, operating expenses increased $4.3 million to $10.6 million from $6.3 million in the comparable period of 1995. As a percentage of revenues, such expenses increased to 21.2% in the second quarter of 1996 from 19.9% for the same period in 1995, and to 21.3% for the six month period ended June 30, 1996 from 20.2% for the comparable period in 1995. Higher property taxes in certain of the Company's newer markets, and increases in general insurance due to expanded coverage, are the primary reasons resulting in this change.

SELLING EXPENSES

     Selling expenses increased 83.6% to $1.0 million in the second quarter of 1996 from $.5 million for the same period in 1995, and increased 85.5% to $2.0 million for the six month period ending
June 30, 1996 from $1.1 million for the same period in 1995. As a percentage of revenues, such expenses increased to 3.8% for the second quarter in 1996 from 3.2% for the same period in 1995, and increased to 3.9% for the six month period ending June 30, 1996 from 3.4% for the comparable period in 1995. This increase is due largely to expanded marketing support for both restaurant concepts. This includes television advertising for the Old Chicago restaurants operating in the Colorado front range market and radio advertising and promotions in both Colorado and other Old Chicago markets. On the brewery side, Rock Bottom Restaurant & Brewery restaurants are allocating additional marketing funds to a central pool to be utilized for more broad based advertising, such as in-flight airline magazines. The Company has also hired an outside advertising agency to provide consultation on these and other advertising programs.

GENERAL AND ADMINISTRATIVE ("G&A")

     General and administrative expenses increased 41.7% to $1.6 million in the second quarter of 1996 compared to $1.1 million in the second quarter of 1995, and increased 40.4% to $2.9 million for the sixth month period ending June 30, 1996 from $2.1 million for the comparable period in 1995. Increases are due to the Company's continuing expansion program. However, G&A decreased as a percentage of revenues to 5.9% in the second quarter of 1996 from 6.5% for the same quarter in 1995, and to 5.9% for the six month period ending June 30, 1996 from 6.7% for the comparable period in 1995. Decreases are due to efficiencies gained in administering a larger number of restaurants. Additionally, the cost containment program initiated in the first quarter of 1996 continues to contribute to reduced administrative costs.

DEPRECIATION AND AMORTIZATION ("D&A")

     D&A, including amortization of preopening expenses, increased to $1.8 million in the second quarter of 1996 from $.9 million for the comparable period in 1995, and increased to $3.5 million for the six month period ending June 30, 1996 from $1.6 million for the comparable period in 1995. As a percentage of revenues, such expenses increased from 5.2% to 6.8% for the second quarter of 1996, and from 5.2% to 7.0% for the six month period ended June 30, 1996, as compared to the same periods in 1995. The increases are attributable primarily to opening 12 new restaurants since the end of the second quarter of 1995, and incurring the related expenses for depreciation and preopening expense amortization. The increase in the percentage is primarily due to restaurants that opened since the second quarter of 1995. These restuarants have experienced greater D&A costs as a percentage of revenues due to higher total investment costs and preopening expenses not yet fully amortized.

INTEREST INCOME

     Interest income primarily represents amounts earned from the temporary investment of proceeds from the Company's follow-on offering. Cash proceeds from this offering, received late in the first quarter of 1995, generated significant interest income in the second quarter of 1995. Funds have been used to build new restaurants, resulting in less interest income in the second quarter of 1996.

PROVISION FOR INCOME TAXES

     The estimated tax rate for the first and second quarters of 1996 has decreased to 31% from 37.4% in the first quarter of 1995 and 34.5% in the second quarter of 1995. This change is primarily due to increased FICA tax credits that are estimated to be available for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had approximately $4.1 million in cash and cash equivalents, and long term debt, including capital lease obligations, of $2.0 million. Subsequent to June 30 1996, the Company closed its $20 million revolving line of credit facility and borrowed $2.5 million from a bank for a first mortgage on real property located in Chicago. As of August 9, 1996, no amounts are outstanding under the revolving facility and $2,500,000 is outstanding on the mortgage. The Company may continue to seek additional sources of debt or equity capital including equipment financing, although there can be no assurance that such funds will be available on favorable terms, if at all. Although the Company believes that its existing cash balances, cash flow generated from operations, revolving credit proceeds, mortgage financing and other potential financing sources will be sufficient to satisfy its cash needs through 1997, results of operations may be affected by decreased interest income and increased interest expense. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its recent expansion through cash flow from operations, proceeds from its public offerings and capital lease obligations. Net cash flow from operations has increased to $4,718,742 for the six months ended June 30, 1996 as compared to $1,091,626 for the six months ended June 25, 1995, primarily due to an increase in net income before depreciation and amortization.

     The Company estimates that total capital expenditures for 1996, excluding preopening costs, will be approximately $21 million, of which the cost of new restaurants will be approximately $19 million. Of the $21 million budgeted for capital expenditures in 1996, $10.4 million was spent during the first six months of 1996 on the development of new restaurants, and $1.5 million was spent on existing restaurants. There can be no assurance that these budgeted capital expenditures will be sufficient for current development plans or that the costs of acquiring sites and opening new restaurants will not increase in the future.

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

IMPACT OF INFLATION

     Although the Company does not believe inflation has materially affected operating results during the past three years, inflationary pressures could result in substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses. Additionally, the federal legislation awaiting presidential approval to increase minimum wage rates has the potential to impact all aspects of the Company's business because of higher labor rates experienced by its suppliers and vendors. These labor rates could translate into higher costs for goods and services purchased by the Company. All such increases in costs and expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

                      PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on
          June 24, 1996.

     (b)  See (c) below.

     (c) Three proposals were submitted for approval, which were passed with voting results as follows:

          (1) Both of the Company's nominees for directors were reelected to serve until the Annual Meeting of Stockholders in 1997, based on the following tabulations:

                                              For          Withhold
                                              ---          --------
               Thomas A Moxcey:           6,465,175         144,465
               Mary C. Hacking:           6,463,976         145,664

          (2) The appointment of Arthur Andersen LLP as the Company's independent auditors was approved as follows:

                    For:      6,586,237      Abstain:    11,559
                    Against:     11,746      Not Voted:      98

          (3)  The amendment to the Rock Bottom Restaurants, Inc.
               Equity Incentive Plan was approved as follows:

                    For:      5,379,635      Abstain:    20,629
                    Against:  1,140,082      Not Voted:  69,294

     (d)  None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
             Exhibit
             Number     Description
             ------     -----------

              10        Executive Bonus Plan

              27        Financial Data Schedule

     (b)  Reports on Form 8-K

          A current report on Form 8-K dated July 2, 1996 was filed to report two Item 5 transactions: the closing of a $20 million revolving credit facility with Norwest Bank, and the execution of a Stock Purchase Agreement between the Company, Trolley Barn, TBB Acquisition Group, Inc., TBB Holding Company, and the TBB shareholders.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROCK BOTTOM RESTAURANTS, INC.
                              (Registrant)



August 12, 1996               By:     WILLIAM S. HOPPE
                                 -----------------------------
                                 William S. Hoppe
                                 Chief Financial Officer and
                                 Vice President
                                 (Principal Financial Officer)

                             EXHIBIT INDEX
                             -------------

Exhibit No.      Description
- -----------      -----------

10               Executive Bonus Plan
27               Financial Data Schedule