Form 10-Q
period 1996-09-29
ROCK BOTTOM RESTAURANTS INC
filed 1996-11-13
CIK 924896

-----------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 29, 1996

                                  OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from         to
                                          -------    -------

                    Commission File number 0-24502


                     ROCK BOTTOM RESTAURANTS, INC.
      (Exact name of the registrant as specified in its charter)


     Delaware                                84-1265838
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

                          1050 Walnut Street
                              Suite # 402
                       Boulder, Colorado  80302
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

                     Yes  X                 No
                        -----                  -----

As of November 11, 1996, the Registrant had outstanding 7,905,451 shares of common stock, par value $.01 per share.
-----------------------------------------------------------------

                  EXHIBIT INDEX IS LOCATED ON PAGE 17

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------

                          INDEX TO FORM 10-Q
                          ------------------




                                                                  Page
                                                                  ----
Part I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets-
                 September 29, 1996 and December 31, 1995          1-2

               Condensed Consolidated Statements of
                 Operations-Three Months and Nine
                 Months Ended September 29, 1996 and
                 September 24, 1995                                  3

               Condensed Consolidated Statements of
                 Cash Flows- Nine Months Ended                       4
                 September 29, 1996 and September 24, 1995

               Notes to Condensed Consolidated
                 Financial Statements                              5-6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    7-14

Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                     15

     Signature page                                                 16

                                     ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                     -----------------------------------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------


                                                                             September 29,        December 31,
          ASSETS                                                                  1996                1995
          ------                                                             ---------------------------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $     3,956,022       $   3,555,341
     Short-term investments                                                        -                 7,790,442
     Accounts receivable                                                           596,848             481,458
     Accounts receivable--affiliates                                                30,165              36,608
     Preopening costs, net                                                       2,272,020           2,019,284
     Inventories                                                                 2,028,701           1,478,573
     Prepaids and other current assets                                             936,184             818,752
                                                                           ---------------      --------------
          Total current assets                                                   9,819,940          16,180,458
                                                                           ---------------      --------------
PROPERTY AND EQUIPMENT:
     Land                                                                        4,725,057           4,598,414
     Buildings                                                                   3,653,660           3,144,716
     Leasehold improvements                                                     35,207,778          23,420,443
     Furniture, fixtures and equipment                                          27,417,090          20,055,537
     Construction in progress                                                    1,941,329           1,601,059
     Accumulated depreciation and amortization                                 (8,520,592)         (5,228,274)
                                                                           ---------------      --------------
          Total property and equipment, net                                     64,424,322          47,591,895
                                                                           ---------------      --------------
INVESTMENT IN JOINT VENTURE                                                      5,235,165                 -

OTHER ASSETS                                                                       576,911             396,438
                                                                           ---------------      --------------
TOTAL ASSETS                                                                 $  80,056,338        $ 64,168,791
                                                                           ===============      ==============


                                                 See accompanying notes.

                                     ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                      ---------------------------------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------


                                                                             September 29,        December 31,
          LIABILITIES                                                             1996                1995
          -----------                                                        ---------------------------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
     Accounts payable-
          Trade                                                              $   4,293,036       $   1,965,035
          Construction projects                                                    371,496           1,038,148
          Affiliates                                                                11,929              22,105
     Accrued payroll and payroll taxes                                           2,330,633           1,078,194
     Accrued sales taxes                                                           497,542           1,105,076
     Other accrued expenses                                                      1,571,000             942,613
     Current portion of long-term debt                                             117,841              43,921
     Current portion of obligations under capital leases                           666,076             650,833
                                                                            --------------      --------------
               Total current liabilities                                         9,859,553           6,845,925

LONG-TERM DEBT                                                                   5,477,241             596,793
OBLIGATIONS UNDER CAPITAL LEASES                                                   519,930           1,016,482
DEFERRED INCOME TAXES                                                              243,547             368,547
                                                                            --------------      --------------
               Total liabilities                                                16,100,271           8,827,747
                                                                            --------------      --------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $.01 par value, 5,000,000 shares
          authorized, none issued and outstanding                                   -                   -
     Common stock - $.01 par value, 15,000,000 shares
          authorized, 7,904,785 and 7,345,482 issued
          and outstanding                                                           79,048              73,455
     Additional paid-in capital                                                 56,664,489          50,809,742
     Retained earnings                                                           7,212,530           4,457,847
                                                                           ---------------     ---------------
               Total stockholders' equity                                       63,956,067          55,341,044
                                                                           ---------------     ---------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                   $ 80,056,338        $ 64,168,791
                                                                           ===============     ===============




                                                 See accompanying notes.

                                     ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                     -----------------------------------------------

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (Unaudited)


                                                   Three Months Ended                  Nine Months Ended
                                             -------------------------------    -------------------------------
                                               September 29,  September 24,       September 29,  September 24,
                                                    1996           1995                1996           1995
                                                    ----           ----                ----           ----
REVENUES:
     Old Chicago restaurants                    $ 15,413,309   $ 10,746,558        $ 42,598,584   $ 28,756,532
     Rock Bottom Restaurant & Brewery
          restaurants                             13,551,356      8,870,155          36,292,183     22,186,469
                                              -------------- --------------      -------------- --------------
               Total revenues                     28,964,665     19,616,713          78,890,767     50,943,001
                                              -------------- --------------      -------------- --------------
OPERATING EXPENSES:
     Cost of sales                                 7,267,487      4,904,216          19,572,139     12,607,270
     Restaurant salaries and benefits              9,313,272      6,473,515          25,857,933     16,951,110
     Operating expenses                            6,225,263      3,980,536          16,839,296     10,298,277
     Selling expenses                              1,130,372        745,435           3,083,389      1,798,103
     General and administrative expenses           1,378,562      1,064,427           4,321,580      3,160,072
     Depreciation and amortization                 2,044,204      1,110,773           5,552,823      2,728,505
                                              -------------- --------------      -------------- --------------
               Total operating expenses           27,359,160     18,278,902          75,227,160     47,543,337
                                              -------------- --------------      -------------- --------------
INCOME FROM OPERATIONS                             1,605,505      1,337,811           3,663,607      3,399,664

     Equity in income of joint venture               112,941           -                112,941          -
     Interest expense                               (67,341)       (58,468)           (201,488)      (190,728)
     Interest income                                   8,449        326,187             208,328        848,683
     Other income (expense), net                       (273)             28             (1,041)         39,418
                                              -------------- --------------      -------------- --------------
INCOME BEFORE TAXES                                1,659,281      1,605,558           3,782,347      4,097,037

PROVISION FOR INCOME TAXES                           369,522        545,890           1,027,664      1,434,063
                                              -------------- --------------      -------------- --------------
NET INCOME                                    $    1,289,759   $  1,059,668       $   2,754,683  $   2,662,974
                                               ============= ==============      ============== ==============


NET INCOME PER SHARE                                    $.16           $.14                $.36           $.38
                                                        ====           ====                ====           ====

WEIGHTED AVERAGE
     SHARES OUTSTANDING                            7,995,000      7,676,300           7,667,000      7,095,300
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

                                     ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                     ----------------------------------------------

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------

                           FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                           -------------------------------------------------------------------
                              (Unaudited)

                                                                                    1996               1995
                                                                               -----------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $    2,754,683       $   2,662,974
     Adjustments to reconcile net income to net cash
          provided by operating activities-
               Depreciation and amortization                                     5,552,823           2,728,505
               Equity in income of joint venture                                  (112,941)              -
               Gain on disposition of assets, net                                   -                  (1,585)
               Deferred income taxes                                             (125,000)             220,000
               Increase in accounts receivable                                   (115,390)           (307,681)
               Increase in inventories                                           (550,128)           (472,985)
               Increase in prepaids and other                                    (297,905)           (239,491)
               Expenditures for preopening costs                               (2,480,420)         (2,008,900)
               Increase (decrease) in accounts payable                           1,661,323         (1,174,914)
               Increase (decrease) in accrued expenses                           1,273,318           (101,815)
                                                                            --------------      --------------
                    Net cash provided by operating activities                    7,560,363           1,304,108
                                                                            --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                      (20,124,745)        (21,473,826)
     Advances to affiliates, net                                                   (3,733)            (99,221)
     Sale (purchase) of short-term investments, net                              7,790,442         (4,397,364)
     Investment in joint venture                                                 (155,045)             -
                                                                            --------------      --------------
                    Net cash used in investing activities                     (12,493,081)        (25,970,411)
                                                                            --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                5,000,000              -
     Repayments of long-term debt                                                 (45,632)            (54,985)
     Repayments of capital lease obligations                                     (481,309)           (379,035)
     Issuance of common stock, net of offering costs                               860,340          33,957,232
                                                                            --------------      --------------
                    Net cash provided by financing activities                    5,333,399          33,523,212
                                                                            --------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              400,681           8,856,909

CASH AND CASH EQUIVALENTS, beginning of period                                   3,555,341           5,113,675
                                                                            --------------      --------------
CASH AND CASH EQUIVALENTS, end of period                                     $   3,956,022        $ 13,970,584
                                                                            ==============      ==============


                                                 See accompanying notes.

            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
            ----------------------------------------------


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------

                          SEPTEMBER 29, 1996
                          ------------------
                              (Unaudited)


(1)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 1996, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 29, 1996, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)  LONG-TERM DEBT
     --------------

     On July 2, 1996, the Company closed its $20 million bank revolving credit facility. Interest accrues on the average outstanding balance at either the prime rate or LIBOR plus 1.5% and is payable quarterly. The facility converts to a three year fully amortizing term loan after two years, or after three years upon agreement of the parties. The loan includes customary financial covenants and ratios and restrictions on investment and acquisitions. As of September 29, 1996, $2.5 million was outstanding under this obligation and is included in long-term debt in the accompanying condensed consolidated balance sheet. Additionally, interest expense totaling $46,166 was capitalized in construction costs.

     Also during July 1996, the Company closed on a $2.5 million first mortgage on real property located in Chicago, Illinois. Interest accrues at 9% with principal and interest payments due monthly, based on a fifteen year amortization. Remaining outstanding principal and interest are due July 1, 2001. As of September 29, 1996, $2,486,881 was outstanding under this obligation, of which $83,044 is included in current portion of long-term debt in the accompanying condensed consolidated balance sheet.

(3)  INVESTMENT IN JOINT VENTURE
     ---------------------------

     On July 8, 1996 the Company acquired an indirect 50% equity interest in Trolley Barn Brewery Inc. ("Trolley Barn"), effective July 1, 1996, in exchange for 452,080 shares of the Company's $0.01 par value common stock. The Company also received the right to purchase the remaining 50% of Trolley Barn from the selling shareholders. The option is exercisable at any time between four and six years after the closing of the Trolley Barn acquisition, or upon a change in control of the ownership of the 50% of Trolley Barn retained by the selling shareholders.

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

     The Company's investment in Trolley Barn is accounted for under the equity method. As of September 29, 1996, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of acquisition less amortization expense of $32,820.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

     Rock Bottom Restaurant & Brewery restaurants and Old Chicago restaurants are casual dining restaurants that feature high quality, moderately priced food and a distinctive selection of microbrewed and specialty beers. The Company began operations in 1976 with the opening of its first Old Chicago restaurant in Boulder, Colorado, and as of November 11, 1996 operates 13 Rock Bottom Restaurant & Brewery restaurants and 34 Old Chicago restaurants. Expansion plans for the remainder of 1996 include opening one Rock Bottom Restaurant & Brewery restaurant and one Old Chicago restaurant. With these planned additions, total 1996 restaurant openings will include 12 Old Chicago restaurants and four Rock Bottom Restaurant & Brewery restaurants, an increase of two Old Chicago restaurants from the Company's original 1996 expansion plans.

                       1996 Restaurant Openings

                     Qtr ended Qtr ended Qtr ended Qtr ended
                       3/31/96   6/30/96   9/29/96  12/29/96     Total
                     ---------  --------  --------  --------    ------

Old Chicago
  restaurants                4         3         2         3        12
Rock Bottom Restaurant
  & Brewery restaurants      0         1         2         1         4
                           ---       ---       ---       ---       ---
     Total restaurant
       openings              4         4         4         4        16
                           ===       ===       ===       ===       ===


     The Old Chicago restaurants opened in the first two quarters are located in Madison, Wisconsin; Silverthorne and Grand Junction, Colorado; Apple Valley and Minnetonka, Minnesota; Salem, Oregon and Omaha, Nebraska. In the third quarter of 1996, the Company opened Old Chicago restaurants in Bettendorf, Iowa and Columbia, Missouri. The Company completed fourth quarter Old Chicago restaurant openings during October in Roseville, Minnesota and Lincoln, Nebraska for a total of 11 new restaurant openings as of November 11, 1996. The Company's plans also include opening one additional Old Chicago restaurant in Nebraska later this quarter.

          The Rock Bottom Restaurant & Brewery restaurant opened in the second quarter is located in Indianapolis. In the third quarter of 1996, the Company opened Rock Bottom Restaurant & Brewery restaurants in Cincinnati and Seattle. One additional Rock Bottom Restaurant & Brewery restaurant is planned to open late in the fourth quarter in Bethesda, Maryland.

     The Company has historically leased its facilities and plans to lease sites for a majority of its future restaurant locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.

     During July 1996, the Company acquired an indirect interest in Trolley Barn Brewery, Inc. ("Trolley Barn") and agreed to certain licensing and development arrangements pursuant to which Trolley Barn would develop restaurants throughout the southeastern United Sates utilizing various names, including Rock Bottom Restaurant & Brewery, Old Chicago, and Big River Grille & Brewing Works. Trolley Barn currently operates three brew pub restaurants under the name Big River Grille & Brewing Works which are located in Nashville and Chattanooga, Tennessee, and within the WALT DISNEY WORLD Resort in Lake Buena Vista, Florida. A fourth restaurant opening is planned for Greenville, South Carolina during the fourth quarter of 1996. Failure of Trolley Barn or any future joint venture partner to open restaurants or conduct operations as anticipated could adversely affect the Company's earnings and could hinder the Company's expansion.

     Future operating results may also be adversely affected by costs incurred by the Company in developing a significant number of new restaurants over a relatively short period of time. Also, new restaurants initially operate with below normal revenues and incur certain increased costs in the process of achieving operational efficiencies.

     Additionally, the Company operates in a highly competitive environment. Competitive factors include perceived price-value, service, location, quality, selection and atmosphere. Many competitors of the Company are well established and have substantially greater financial and other resources than does the Company. Also, the restaurant industry generally, and the Company in particular, is affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns.

Cautionary Statement Under "Safe Harbor" Provision of the Private
-----------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

     Statements contained in this report that are not historical facts are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from such forward looking statements. Factors that could cause actual results to differ materially include those discussed above and, among others: the cost and availability of suitable restaurant locations, cost effective and timely construction of new restaurants, operating restrictions and costs associated with governmental regulations, fluctuations in consumer demand, acceptance in new markets, the Company's ability to manage its operations during its rapid expansion, competitive conditions in the Company's markets, general economic conditions, the availability of financing on acceptable terms to fund future growth and other risks detailed in the Company's reports on Form 10-K and Form 10-Q and other filings under the Securities Exchange Act of 1934.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                         Percentage of Revenues
                                                    ----------------------------------------------------------
                                                      Three Months Ended                  Nine Months Ended
                                                    -----------------------           ------------------------
                                                   Sept. 29,      Sept. 24,           Sept. 29,      Sept. 24,
                                                      1996           1995                1996           1995
                                                      ----           ----                ----           ----
Income Statement Data:
Revenues:
     Old Chicago restaurants                           53.2%          54.8%               54.0%          56.4%
     Rock Bottom Restaurant & Brewery
          restaurants                                   46.8           45.2                46.0           43.6
                                                       -----          -----               -----          -----
     Total revenues                                    100.0          100.0               100.0          100.0
                                                       -----          -----               -----          -----
Operating Expenses:
     Cost of sales                                      25.1           25.0                24.8           24.7
     Restaurant salaries and benefits                   32.2           33.0                32.8           33.3
     Operating expenses                                 21.5           20.3                21.4           20.2
     Selling expenses                                    3.9            3.8                 3.9            3.5
     General and administrative expenses                 4.8            5.4                 5.5            6.2
     Depreciation and amortization                       7.0            5.7                 7.0            5.4
                                                       -----          -----               -----         ------
          Total operating expenses                      94.5           93.2                95.4           93.3
                                                       -----          -----               -----         ------

Income From Operations                                   5.5            6.8                 4.6            6.7

Equity in income of joint venture                        0.4             -                  0.1             -
Interest expense                                        (0.2)          (0.3)               (0.2)          (0.4)
Interest income                                           -             1.7                 0.3            1.6
Other income (expense), net                                -              -                   -             0.1
                                                       -----          -----               -----          -----
Income Before Taxes                                      5.7            8.2                 4.8            8.0

Provision for income taxes                               1.2            2.8                 1.3            2.8
                                                       -----          -----               -----          -----

Net Income                                              4.5%           5.4%                3.5%           5.2%
                                                       =====          =====               =====          =====


Restaurant Data:
     Restaurant operating weeks:
     Old Chicago restaurants                             396            250               1,099            673
     Rock Bottom Restaurant & Brewery
          restaurants                                    154             92                 416            240
                                                       -----          -----               -----          -----
          Total                                          550            342               1,515            913
                                                       =====          =====               =====          =====
     Restaurants open (end of period):
          Old Chicago restaurants                                                            32             21
          Rock Bottom Restaurant & Brewery
               restaurants
                                                                                             13              8
                                                                                            ---            ---
               Total                                                                         45             29
                                                                                            ===            ===

Revenues

     Revenues increased $9.3 million (47.7%) to $29 million in the quarter ended September 29, 1996 from $19.6 million in the comparable quarter of 1995. For the nine months ended September 29, 1996, revenues increased $27.9 million (54.9%) to $78.9 million from $50.9 million for the comparable period in 1995. Revenues from 11 new Old Chicago restaurants and five new Rock Bottom Restaurant & Brewery restaurants that opened during the last quarter of 1995 and the first nine months of 1996 accounted for the majority of the third quarter variance as comparable restaurant revenues remained flat during this period. For the nine months ended September 29, 1996, the growth in revenues from expansion was offset somewhat by a decrease in year to date comparable restaurant revenues of 1.3%. This decrease is primarily due to harsher winter weather conditions experienced in Colorado and Minnesota during the first quarter of 1996 which resulted in a 4.4% decrease in comparable restaurant revenues during that period.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants have increased to 46.8% as a percentage of total revenues for the third quarter of 1996 from 45.2% in the comparable period of 1995, and for the nine months ended September 29, 1996 have increased to 46.0% as a percentage of total revenues from 43.6% in the comparable period of 1995. Although the Company has opened only five Rock Bottom Restaurant & Brewery restaurants during the last twelve months as compared to 11 Old Chicago restaurants, the brewery restaurants generate greater average weekly sales resulting in the increase in this percentage for both periods.

Cost of Sales

     Cost of sales, which consists of food, beverage, and supply costs, increased $2.4 million (48.2%) to $7.3 million in the third quarter of 1996 from the third quarter of 1995, and increased $7.0 million (55.2%) to $19.6 million for the nine months ended September 29, 1996 compared to the same period in 1995. As a percentage of revenues, cost of sales in the third quarter of 1996, and in the nine months ended September 29, 1996, were relatively flat compared to the
same periods in 1995.   Although the Company experienced significant
increases in certain commodity prices, particularly cheese and chicken, these cost increases have been offset by greater efficiencies in managing food and beverage waste and yields as a result of increased training and development of restaurant management.

Restaurant Salaries and Benefits

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $2.8 million (43.9%) to $9.3 million in the third quarter of 1996 compared to the third quarter of 1995, and increased $8.9 million (52.5%) to $25.9 million for the nine months ended
September 29, 1996 compared to the same period in 1995.   As a
percentage of revenues, restaurant salaries and benefits decreased 0.8% to 32.2% in the third quarter of 1996 compared to 33.0% in 1995, and decreased to 32.8% for the nine months ended September 29, 1996 compared to 33.3% for the same period in 1995. This decrease is due primarily to sophisticated labor scheduling systems installed in the Rock Bottom Restaurant & Brewery restaurants during the last part of 1995 and early 1996, and procedures implemented in the Old Chicago restaurants during the first part of 1996 to address labor scheduling issues on a more real-time basis. The Company also anticipates upgrading labor scheduling software currently used in the Old Chicago restaurants during the fourth quarter of 1996 and the first half of 1997, which will computerize some of the manual procedures now performed.

     Federal legislation effective October 1, 1996 increased the minimum wage rate $.50 per hour, with another increase of $.40 per
hour effective September 1, 1997.   This legislation also increased
the Federal tip credit by the same amount, so that the federal minimum wage paid to tipped employees has not increased. Additionally, in November 1996, certain states passed minimum wage legislation to increase rates to amounts in excess of the Federal minimum wage. Although the Company has not yet quantified the impact of all such legislation, a majority of the Company's restaurants operate in states which have wage laws consistent with the Federal minimum wage laws, and most non-tipped employees are currently paid above the minimum wage rate.

Operating Expenses

     Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $2.2 million (56.4%) to $6.2 million in the third quarter of 1996 compared to the third quarter of 1995, and increased $6.5 million (63.5%) to $16.8 million for the nine months ended September 29, 1996 as compared to the same period in 1995. As a percentage of revenues, operating expenses increased to 21.5% in the third quarter of 1996 from 20.3% for the third quarter in 1995, and increased to 21.4% for the nine months ended September 29, 1996 from 20.2% for the comparable period in 1995. This increase is primarily a result of higher occupancy costs due to increased insurance coverage, higher property taxes and greater utilities expense.

Selling Expenses

     Selling expenses increased $384,937 (51.6%) to $1.1 million in the third quarter of 1996 compared to $745,435 in the third quarter of 1995, and increased $1.3 million (71.5%) to $3.1 million in the nine months ended September 29, 1996 compared to the same period in 1995. As a percentage of revenues, these expenses remained relatively flat for the third quarter of 1996 compared to the same quarter of 1995, but increased 0.4% to 3.9% for the nine months ended September 29, 1996 from 3.5% for the comparable period in 1995. This increase reflects additional marketing of both restaurant concepts in connection with the Company's continued expansion. The Company has now broadened its use of radio advertising and promotions to build name recognition and has retained an outside advertising agency to provide consultation on these and other advertising programs.

General and Administrative Expenses

     General and administrative expenses ("G&A") increased $314,135 (29.5%) to $1.4 million in the third quarter of 1996 compared to $1.1 million in the third quarter of 1995, and increased $1.2 million (36.8%) to $4.3 million for the nine months ended September 29, 1996 compared to the same period in 1995. As a percentage of revenues, these expenses have decreased to 4.8% in the third quarter of 1996 from 5.4% for the same quarter of 1995, and have decreased to 5.5% for the nine months ended September 29, 1996, from 6.2% for the same period of 1995. These decreases as a percentage of revenues are largely due to efficiencies gained in the administration of a larger number of restaurants. Additionally, the decrease of 0.6% in the third quarter of 1996 as compared to the same period in 1995 reflects results from the cost containment program initiated in the first quarter of 1996 to reduce administrative costs.

Depreciation and Amortization

     Depreciation and amortization expense, including amortization of preopening expenses, increased to $2.0 million in the third quarter of 1996 from $1.1 million for the comparable period in 1995, and increased to $5.6 million for the nine months ended September 29, 1996 from $2.7 million for the comparable period in 1995. As a percentage of revenues, depreciation expense was 4.3% for the third quarter of 1996 as compared to 2.9% for the same period in 1995, and for the nine months ended September 29, 1996 was 4.2% as compared to 3.0% for the same period in 1995. Preopening expense was 2.7% as a percentage of revenues for the third quarter of 1996 as compared to 2.8% for the same period in 1995, and for the nine months ended September 29, 1996 was 2.8% as compared to 2.4% for the same period in 1995.

     The increase in depreciation expense as a percentage of revenues in both periods is attributable primarily to two new Old Chicago restaurants and three new Rock Bottom Restaurant & Brewery restaurants opened during the last part of 1995. These restaurants experienced higher construction costs than restaurants opened prior to July 1995, including land and building purchases for three of these restaurants. Construction costs for restaurants opened in 1996 have been consistent with previously disclosed estimates. Accordingly, the Company does not anticipate significant future increases in depreciation expense as a percentage of revenues.

     Preopening expense as a percentage of revenues was relatively flat for the third quarter of 1996 as compared to the same period in 1995. The increase in preopening expense as a percentage of revenues for the nine months ended September 29, 1996 is attributable primarily to an increase in average preopening costs for certain Old Chicago restaurants. This increase is principally due to opening restaurants in new markets outside of Colorado, which requires a greater investment for travel expense, training and other personnel related costs. Although the Company does not anticipate preopening expense as a percentage of revenues to continue to increase significantly, the percentage will fluctuate depending on the number of new restaurants opened in any given period.

Interest Expense/Interest Income

     Interest expense for the three and nine months ended September 29, 1996, increased $8,873 and $10,760, respectively, from the comparable periods in 1995. Additionally, interest expense of $46,166 for the three months ended September 29, 1996 was capitalized in construction costs. This increase in expense is primarily attributable to borrowings of long-term debt of $5 million during the third quarter of 1996. See Note 2 of Notes to Condensed Consolidated Financial Statements.

     Interest income primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995. These proceeds have been used in the construction of new restaurants over the past twelve months, resulting in lower interest income in the three and nine month periods ended September 29, 1996, as compared to the same periods in 1995.

Equity in Income of Joint Venture

     Equity in income of joint venture reflects the Company's 50% equity interest in the after-tax earnings from the Trolley Barn joint venture. See Note 3 of Notes to Condensed Consolidated Financial
Statements.

Provision for Income Taxes

     The estimated effective tax rate for the three and nine month periods ended September 29, 1996, was 28% as compared to 34% and 35%, respectively, for the comparable periods in 1995. The decrease in the tax rate for both periods in 1996 is due primarily to greater amounts available for the FICA tip tax credit and rehabilitation tax credit. Additionally, the provision for income taxes for the three months ended September 29, 1996 includes an adjustment of approximately $63,000 to reduce the 1996 annual effective tax rate from 31% to 28%. This decrease is due to a change in estimate of the impact these tax credits will have on 1996 annual estimated taxable income.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company estimates that total capital expenditures for 1996, excluding preopening costs, will be approximately $23.6 million, of which the cost of new restaurants will be approximately $21.6 million. The increase in these estimates from prior periods is primarily due to opening two additional Old Chicago restaurants in 1996. For the nine months ended September 29, 1996, total capital expenditures incurred of $20.1 million included $18.4 million for the development of new restaurants, and $1.7 million for existing restaurants and other corporate requirements.

     The Company has financed its capital spending through cash flow from operations, proceeds from public offerings, capital lease obligations, and long-term debt. Net cash flow from operating activities provided $7.5 million for capital spending during the nine months ended September 29, 1996. Additionally, the Company secured a $20 million revolving line of credit facility, executed a first mortgage on real property located in Chicago, and liquidated all remaining short-term investments during the third quarter of 1996. These financing instruments provided an additional $12.8 million in cash for capital spending during the nine months ended September 29, 1996.

     During the third quarter of 1996, the Company financed its acquisition of an indirect 50% interest in Trolley Barn by exchanging 452,080 shares of its $.01 par value common stock. See Note 3 of Notes to Condensed Consolidated Financial Statements. The corresponding increases in assets and equity are excluded from the accompanying Condensed Consolidated Statement of Cash Flows, reflecting the non-cash nature of this transaction.

     The Company may continue to seek additional sources of debt or equity capital for its continuing expansion, although there can be no assurance that such funds will be available on favorable terms, if at all. The Company believes that its existing cash balances, cash flow generated from operations and funds available under its revolving line of credit will be sufficient to satisfy its currently anticipated cash needs through 1997. However, results of operations may be affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors. There can also be no assurance that budgeted capital expenditures will be sufficient for current development plans or that the costs of acquiring sites and opening new restaurants will not increase in the future.

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

Seasonality and Quarterly Results
---------------------------------

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

Impact of Inflation
-------------------

     Although the Company does not believe inflation has materially affected operating results during the past three years, inflationary pressures could result in substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses. Additionally, federal legislation effective October 1, 1996 increased minimum wage rates, which has the potential to impact all aspects of the Company's business because of higher labor rates that may be experienced by its suppliers and vendors. These labor rates could translate into higher costs for goods and services purchased by the Company. All such increases in costs and expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number    Description
          -------   -----------

          10 Real Estate Mortgage, dated June 27, 1996, between the Company and Lakeside Bank, together with Promissory Note*

          27        Financial Data Schedule

     ----------------------------
     * To be filed by amendment.


     (b)  Reports on Form 8-K

          A current report on Form 8-K dated July 2, 1996 was filed to announce the closing of a $20 million revolving credit facility with Norwest Bank, and the execution of a Stock Purchase Agreement between the Company, Trolley Barn, TBB Acquisition Group, Inc., TBB Holding Company, and the TBB shareholders.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROCK BOTTOM RESTAURANTS, INC.
                              (Registrant)



November 13, 1996             By:  /s/ WILLIAM S. HOPPE
                                  -------------------------------
                                   William S. Hoppe
                                   Chief Financial Officer and
                                   Vice President
                                   (Principal Financial Officer)

                             EXHIBIT INDEX




Exhibit
Number                                  Description

  10                                    Real Estate Mortgage, dated
                                        June 27, 1996, between the
                                        Company and Lakeside Bank,
                                        together with Promissory Note*

  27                                    Financial Data Schedule

---------------------------
* To be filed by amendment.