Form 10-Q/A
period 1996-09-29
ROCK BOTTOM RESTAURANTS INC
filed 1996-11-26
CIK 924896

-----------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                             FORM 10-Q/A-1

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

          27        Financial Data Schedule**

     ----------------------------
     * Filed herewith.
     ** Filed previously.


     (b)  Reports on Form 8-K

          A current report on Form 8-K dated July 2, 1996 was filed to announce the closing of a $20 million revolving credit facility with Norwest Bank, and the execution of a Stock Purchase Agreement between the Company, Trolley Barn, TBB Acquisition Group, Inc., TBB Holding Company, and the TBB shareholders.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROCK BOTTOM RESTAURANTS, INC.
                              (Registrant)



November 22, 1996             By:  /s/ WILLIAM S. HOPPE
                                  -------------------------------
                                   William S. Hoppe
                                   Chief Financial Officer and
                                   Vice President
                                   (Principal Financial Officer)

                             EXHIBIT INDEX




Exhibit
Number                                  Description

  10                                    Real Estate Mortgage, dated
                                        June 27, 1996, between the
                                        Company and Lakeside Bank,
                                        together with Promissory Note*

  27                                    Financial Data Schedule

---------------------------
* Filed herewith.
** Filed previously.