Form 10-K
period 1996-12-29
ROCK BOTTOM RESTAURANTS INC
filed 1997-03-31
CIK 924896

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR
    [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM  TO

                          COMMISSION FILE NO.  0-24502

                         ROCK BOTTOM RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                84-1265838
   (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

      248 CENTENNIAL PARKWAY, LOUISVILLE, COLORADO       80027
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                (303) 664-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                         Common Stock ($.01 par value)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ___X NO___

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

     At March 25, 1997, 7,906,783 shares of common stock were outstanding.

     At March 25, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $66,201,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed on or before April 28, 1997, are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                                 PAGE

                                     PART I


Item 1.  Business                                                                  1
Item 2.  Properties                                                               11
Item 3.  Legal Proceedings                                                        12
Item 4.  Submission of Matters to a Vote of Security Holders                      12


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters    12
Item 6.  Selected Financial Data                                                  13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    14
Item 8.  Financial Statements and Supplementary Data                              22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                     41


                                    PART III


Item 10. Directors and Executive Officers of the Registrant                       41
Item 11. Executive Compensation                                                   41
Item 12. Security Ownership of Certain Beneficial Owners and Management           41
Item 13. Certain Relationships and Related Transactions                           41


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        41

                                    PART I

ITEM 1:  BUSINESS

GENERAL

     Rock Bottom Restaurants, Inc. (the "Company") was incorporated in April 1994, and currently operates 16 Rock Bottom Restaurant & Brewery(SM) restaurants and 36 Old Chicago(R) Restaurants in 17 states throughout the country. Rock Bottom Restaurant & Brewery restaurants and Old Chicago restaurants are casual dining restaurants that feature high quality, moderately priced food and a distinctive selection of microbrewed and specialty beers. A key element of the Company's strategy is to capitalize on the growing interest of consumers in higher quality, more flavorful beer, including microbrewed and domestic and imported specialty beers. As of March 25, 1997, the Company has opened three additional restaurants, and intends to open 11 more restaurants during the remainder of 1997 for a total of 14 new restaurants during 1997.

     During 1996, the Company also acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. Trolley Barn operates four restaurants in the southeastern United States under the name Big River Grille & Brewing Works(TM) (see "Business -- Trolley Barn").

BUSINESS STRATEGY

     The Company's objective is to provide its customers with an exciting and entertaining casual dining experience. Key elements of the Company's business strategy used in achieving this objective include:

     Employee Selection. The Company firmly believes that the quality and training of its employees are key factors in its operations. Employees are selected for employment on the basis of congeniality and willingness to accept responsibility for fulfilling customer expectations. Employees are given broad decision-making powers and the Company believes that its employees have significantly greater decision-making authority at the customer level than do those of its competitors, thereby enhancing customer experiences and the friendly atmosphere of the Company's restaurants. Additionally, management believes that its focus on the employee not only results in exceptional customer experiences but also reduces turnover, improves productivity and serves as an effective employee recruitment tool.

     Customer Service Commitment. At each of its restaurants, the Company seeks to provide an exceptional dining experience that exceeds the expectations of its customers. Employee selection and training are key elements to this strategy. Each employee having direct contact with customers is responsible and accountable for the experiences of his or her customers. It is the Company's philosophy that the front-line employee works for the customer and that all other employees within the Company work to support the front-line employee's efforts.

     Diverse and Distinguished Menu. Each of the Company's restaurant concepts offer a distinguished menu with numerous selections designed to appeal to a wide variety of tastes and budgets. The menu items are created by culinary trained chefs or professional kitchen managers to satisfy customers' demand for quantity, quality and diversity and to build and maintain a loyal clientele.

     Microbrewed and Specialty Beer. Both Rock Bottom Restaurant & Brewery restaurants and Old Chicago restaurants feature hand-crafted, microbrewed and other specialty beer that the Company believes appeal to a growing consumer interest in higher quality, more flavorful beer. The Company believes that its diverse and high quality beer selection encourages the trial of new beer and, over time, helps to create more knowledgeable and sophisticated beer drinkers. Rock Bottom Restaurant & Brewery restaurants brew their own beer on-premises and offer a selection of five to seven distinctive hand-crafted beers ranging in taste from light ales to chocolate stout. Old Chicago restaurants present a changing and diverse selection of 110 or more microbrewed, imported and domestic beers from around the world and strive to be one of the first or only restaurants in their markets to introduce new, hard-to-find or specialty beer.

     Distinct Appearance and Atmosphere. The Company strives to create a distinctive, highly entertaining, and unique atmosphere at each of its restaurants through a flexible design layout suitable for a wide variety of restaurant sites. The Company's Rock Bottom Restaurant & Brewery restaurants are generally located in high traffic metropolitan areas and are designed to create an open, visually stimulating environment featuring stainless steel brewing tanks and equipment. Each Old Chicago restaurant highlights Chicago memorabilia or other interesting artifacts throughout the restaurant and displays the restaurant's variety of specialty beers along the bar with an attractive array of different bottled beers and colorful tap handles for draught beer.

THE MICROBREWED AND SPECIALTY BEER MARKET

     The beer brewing industry generally is divided into large breweries with annual brewing capacities of over 1,000,000 barrels, regional breweries with capacities in excess of 15,000 barrels, and microbreweries with capacities of less than 15,000 barrels. A brewpub is a restaurant-brewery that brews beer on-premises and sells at least 50% of the beer brewed in an adjacent restaurant or bar.

     Consumer interest in higher quality, more flavorful beer has resulted in significant growth in the micro-brewed and specialty beer markets during the last several years. According to the New Brewer, a leading beer industry publication, micro-brewed and U.S. specialty beer sales (in barrels) have experienced a compound annual growth of in excess of 40% over the last five years, yet such sales still represent only approximately 2.8% of total U.S. barrel consumption. According to the Association of Brewers, the number of microbreweries has grown from 21 in 1985 to 385 in 1996, while the number of brewpubs has increased to 657 in 1996, an increase from only eight brewpubs in 1985.

ROCK BOTTOM RESTAURANT & BREWERY RESTAURANTS

     Design and Layout. Rock Bottom Restaurant & Brewery restaurants range in size from 8,000 to 14,000 square feet and are designed to create a dramatic visual impact on their customers. Each restaurant features warm lighting, high ceilings and wood-finished interiors complemented by an array of stainless steel brewing tanks and equipment. The on-premises brewing equipment, which consists of strategically placed rows of stainless steel fermenting tanks and serving vessels, is an integral aspect of the restaurant's design and enhances the overall visual impact. Television sets throughout the bar area allow customers to watch sporting and other special events.

     The dining and bar areas are spacious and the kitchens feature partial or complete exhibition style cooking. Total seats in the restaurants' dining and bar areas range between 220 and 480 and the layout is flexible, permitting tables to be rearranged to accommodate customer demand. To complement the overall design and dining experience, restaurants in certain locations provide live music, outdoor patio seating or separate areas with pool tables.

     Menu and Pricing. The menu at Rock Bottom Restaurant & Brewery restaurants includes approximately 50 bistro style items consisting of appetizers, soups, meal-sized salads, and entrees featuring meat, fish, pastas and regional cuisine as well as a range of desserts. In addition, the menu is supplemented by daily specials that are created at the discretion of each culinary trained chef. The daily specials typically include a pasta or meat dish, and a fresh fish entree. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees typically range in price from $5.95 to $18.95 with most entrees priced below $10.00. Management continually analyzes menu items for popularity and profitability and adapts new items to local market preferences.

     Hand-crafted Beer. The Rock Bottom Restaurant & Brewery restaurants feature hand-crafted beer brewed on-premises by each restaurant's head brewer, a wide selection of quality wines and a full range of cocktails. Each restaurant offers five to seven different types of hand-crafted beer ranging from a light golden ale to a full bodied stout, as well as cask-conditioned or other limited production seasonal beers such as the Fire Chief Ale to support each local community's fire department. Many of the restaurants' recipes are created to complement the various hand-crafted beers. For example, signature items such as asiago cheese dip, alder smoked salmon and stout cheesecake are flavored to increase their compatibility with beer. The hand-crafted beer selection ranges in price from $3.25-$3.75 per pint, or $5.95 for a sampler which includes one four ounce taster of each beer brewed at the restaurant. During 1996, alcoholic beverages accounted for approximately 42% of Rock Bottom Restaurant & Brewery restaurant sales, with beer constituting approximately 63% of total alcoholic beverage sales.

     Customers. The Company believes its Rock Bottom Restaurant & Brewery restaurants appeal to a wide range of customers and draw their clientele from throughout the metropolitan area in which each restaurant is located. Each restaurant generally is open seven days a week from 11:00 a.m. and typically remains active across the lunch, happy hour, dinner and late-night time periods.

     Sales and Marketing. The Company strives to provide its customers with dining experiences that encourage repeat business and has relied primarily on word of mouth to attract new customers. To supplement its service-oriented marketing efforts, the Company sells Rock Bottom Restaurant & Brewery merchandise such as jackets, T-shirts, sweatshirts, shorts, hats and other items bearing the restaurant's name and logo as well as the names of certain of the restaurants' more popular hand-crafted beers. The restaurants also support charitable and civic organizations and utilize a limited amount of targeted print advertising and radio.

     Site Selection and Location. The Company seeks to locate its Rock Bottom Restaurant & Brewery restaurants in visible, high-traffic sites in metropolitan areas which are recognized as established restaurant, theater, sporting and shopping destination locations. The Company currently operates 16 Rock Bottom Restaurant & Brewery restaurants located in Denver, Minneapolis, Houston, Portland, Chicago, Cleveland, Indianapolis, Cincinnati, Seattle, San Jose, Milwaukee, Bethesda, Maryland; Boulder, Colorado; Addison, Texas and Overland Park, Kansas. The Company operates its Rock Bottom Restaurant & Brewery restaurant in Boulder under the name "Walnut Brewery" and its second brewery restaurant in Denver under the name "Denver ChopHouse and Brewery(TM)." Twelve of the Company's restaurants are located near pedestrian malls, theaters, convention centers, sports arenas, or downtown shopping areas. The other four restaurants are located in destination restaurant and bar or shopping districts in Houston, San Jose, Addison, Texas; and Overland Park, Kansas.

     Restaurant Economics. The Company believes that its Rock Bottom Restaurant & Brewery restaurants produce competitive unit economics. In 1996, the ten Rock Bottom Restaurant & Brewery restaurants operating for the entire fiscal year generated average revenues of approximately $4.5 million, with per restaurant revenues ranging from $3.0 to $7.3 million per restaurant, and average pre-tax cash flow of $743,000 (16.6% of revenues). The average cash investment for the four restaurants opened during 1996 totaled $2.9 million for leasehold improvements, furniture, fixtures, restaurant equipment, brewing equipment and preopening costs. The Company estimates that during 1997 the cost to construct and open a leased Rock Bottom Restaurant & Brewery restaurant is expected to range from $2.6 million to $3.0 million, depending on the size of the restaurant. In certain instances, the Company has received landlord contributions in the form of tenant finish allowances, reducing the cost of opening a new restaurant. There can be no assurance, however, that the Company's restaurant economics can be maintained or that landlord contributions will be available in the future.

OLD CHICAGO RESTAURANTS

     Design and Layout. Old Chicago restaurants typically range in size from 5,000 to 8,000 square feet. Each restaurant is decorated to create a familiar and neighborly atmosphere for customers that is unique to the locations they serve, and is designed to separate the dining area from the bar area in an effort to make all customers feel comfortable and welcome. The restaurants feature a variety of Chicago memorabilia, a prominent display of rows of a variety of bottled beers, a long row of colorful tap handles for draught beer, and televisions placed strategically throughout the restaurant for viewing sporting or other special events. The table layout at each restaurant is flexible to accommodate groups and special seating requests, with total seats in the dining and bar areas ranging from 175 to 350. Certain restaurants also feature outdoor patio seating and a limited number of pool tables.

     Menu and Pricing. The menu at Old Chicago restaurants is designed to appeal to a variety of tastes and budgets and features more than 40 items, including Chicago-style deep dish pizza, appetizers, pastas, calzones, burgers, sandwiches, large salads, and several desserts. Menu items are prepared daily with high-quality, fresh ingredients from original recipes. Pizza is a featured section in the menu allowing customers to build their own by choosing from a selection of 38 different toppings, or to sample one of the specialty pizza combinations that include such non-traditional toppings as artichokes, black beans, barbecued chicken, shrimp or marinated sirloin steak. All new menu items and pizza combinations are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability. Entrees range in price from approximately $5.50 for a hamburger to $18.95 for the most expensive large pizza that serves four.

     Wide Beer Selection. Old Chicago restaurants provide a constantly evolving selection of 110 or more imported, domestic and microbrewed beers. Bottled beers are prominently displayed in rows behind the bar along with an array of up to 36 colorful tap handles for draught beer. Beer selectors at Old Chicago restaurants change the beer selection on a regular basis, and strive to be the first eating and drinking establishment in their area to offer newly introduced or hard to find beer selections. The Company markets its wide selection of beer through the World Beer Tour(SM), a frequency building program where customers can sample 110 of the offered beers over time and be inducted into the Hall of Foam(SM). The beer selection in each restaurant generally ranges in price from $2.75 for a domestic draught beer to $3.95 for a microbrewed or imported beer. Alcoholic beverages accounted for approximately 43% of Old Chicago restaurant sales during 1996, with beer constituting approximately 83% of alcoholic beverage sales according to Company estimates.

     Customers. Old Chicago restaurants appeal to a wide variety of customers, including regulars who frequent the restaurants several times a week and those who visit for the fun and congenial atmosphere, as well as for the frequent special events. Old Chicago restaurants are open seven days a week from 11:00 a.m. and generally have customers throughout the day and into the evening hours.

     Sales and Marketing. The Company's sales and marketing strategy for the Old Chicago restaurants emphasizes promotions to encourage repeat visits by patrons. One of the restaurants' most effective promotions has been the World Beer Tour(SM), established in 1984, which encourages exploration over time of 110 different brands of beer available at each Old Chicago restaurant. Patrons who sample 110 beers are eligible for food and bar discounts and prizes along the way and are then inducted into the Hall of Foam(SM) with their names listed on a large plaque displayed near the bar. Other promotions are designed to promote civic and charitable events in each restaurant's local community and include such local restaurant marketing programs as Rolling Stoves and Pizza Palz(SM). The Company also uses extensive print advertising, and radio advertising to the extent a market is media efficient, for certain seasonal promotional events. During 1996 the Company utilized electronic media for the first time to promote Old Chicago restaurants in the Colorado Front Range. To create additional Old Chicago name recognition and customer identification, each restaurant sells T-shirts, sweatshirts and other merchandise bearing the Old Chicago name and logo.

     Site Selection and Location. The Company currently operates 36 Old Chicago restaurants, 32 of which are located in various cities throughout Colorado, Minnesota, Kansas, Oregon, Missouri and Nebraska, and one each in Addison, Texas; Madison, Wisconsin; Boise, Idaho and Bettendorf, Iowa. The Old Chicago concept has proven to be flexible and adaptable to a variety of markets, demographics and consumer preferences primarily because the design and decor of each site is tailored to the specific location thereby enhancing its neighborhood appeal. Old Chicago restaurants have been successful in downtown and suburban locations, in metropolitan areas and in smaller cities and towns. The Company has successfully converted existing restaurant sites into Old Chicago restaurants. This approach has allowed the Company to acquire attractively-priced, high traffic locations, usually with conversion costs which are less than an investment in a new restaurant at a newly-constructed site.

     Restaurant Economics. The Company believes that its Old Chicago restaurants produce competitive unit economics. In 1996, the 23 Old Chicago restaurants operating for the entire fiscal year generated average revenues of approximately $1.9 million, with per restaurant revenues ranging from $1.4 to $2.5 million per restaurant, and average pre-tax cash flow of $318,000 (16.7% of revenues). The average cash investment for the 12 restaurants opened during 1996 totaled $1.0 million for leasehold improvements, furniture, fixtures, restaurant equipment, and preopening costs. The Company estimates that during 1996 the average cost to construct and open a new Old Chicago restaurant is expected to be approximately $950,000. There can be no assurance that these restaurant economics can be maintained in the future.

TROLLEY BARN

     During 1996, the Company acquired an indirect 50% equity interest in Trolley Barn in exchange for 452,073 shares of common stock. The Company also agreed to certain licensing and development arrangements pursuant to which Trolley Barn will develop restaurants in the southeastern United States utilizing various names, including Rock Bottom Restaurant & Brewery and Old Chicago, and other concepts licensed by the Company. Trolley Barn's use of certain brewpub restaurant names and concepts is limited to Alabama, Arkansas, Florida (north of West Palm Beach), Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. The Company also has the option to purchase the remaining 50% interest in Trolley Barn at any time between July 2000 and July 2002 at a predetermined multiple of earnings, plus cash and less debt.

     Trolley Barn currently operates four casual dining restaurants under the name Big River Grille & Brewing Works which feature high quality, moderately priced food and hand-crafted beer brewed on-premises. The menu in each restaurant is similar to the Rock Bottom Restaurant & Brewery menu in both selection and variety of items and in pricing. Restaurants are located in Chattanooga, Nashville, Greenville, South Carolina and at Disney's Boardwalk adjacent to WALT DISNEY WORLD in Lake Buena Vista, Florida. Trolley Barn anticipates opening two additional restaurants during 1997 in Atlanta and Charlotte, North Carolina under the name Rock Bottom Restaurant & Brewery. The License & Development Agreement requires that Trolley Barn also develop an additional 12 restaurants over the succeeding three years. Failure of Trolley Barn to comply with this requirement will result in an acceleration of the Company's buyout option.

     Trolley Barn's operations are overseen by an Operating Committee that consists of three members including two representatives from the Company. The Committee is responsible for monitoring certain aspects of ongoing operations and for reviewing and approving new restaurant expansion plans.

EXPANSION STRATEGY

     The Company intends to continue expanding its position in the casual dining industry through the following three principal strategies:

      o Opening additional company owned restaurants in both the Rock Bottom Restaurant & Brewery and Old Chicago restaurant divisions.
      o Implementing partner programs in strategic parts of the country in the Rock Bottom Restaurant & Brewery division.
      o    Developing a franchise program for the Old Chicago division.

     During 1997, the Company's planned expansion will include seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants for a total of 14 new restaurants in 1997, three of which were opened as of March 25, 1997. Expansion for the Rock Bottom Restaurant & Brewery division will focus on entering the California market and other high profile metropolitan locations with upside market potential, and for the Old Chicago division on building out existing secondary markets. The following locations are currently planned for 1997.



                           1997 PLANNED RESTAURANT OPENINGS
---------------------------------------------------------------------------------------
   Rock Bottom Restaurant & Brewery                         Old Chicago
-----------------------------------------   -------------------------------------------
    Location                       Number      Location                          Number
    --------                       ------      --------                          ------
San Jose, CA (opened February 1997)  1      Boise, ID (one opened January 1997)     2
Milwaukee, WI (opened March 1997)    1      Wichita, KS                             1
Fresno, CA                           1      Tucson, AZ                              1
District of Columbia                 1      Rockford, IL                            1
Long Beach, CA                       1      Duluth, MN                              1
Denver, CO                           1      Beaverton, OR                           1
                                                                                    -
Des Moines, IA                       1                                              7
                                     -                                              =
                                     7
                                     =


     While the Company is evaluating new markets for possible expansion in the future, there can be no assurance that either the Rock Bottom Restaurant & Brewery or Old Chicago concept will be successful outside their historical markets where regional tastes and restaurant preferences may be different. In addition, the Company has expanded the geographic location of its restaurants, and there can be no assurance that the Company will be able to operate profitably restaurants dispersed in a larger geographic area.

     The Company's acquisition of a 50% indirect interest in Trolley Barn during 1996 reflects the Company's strategy of expanding its restaurant operations through the expertise of experienced operators in strategic parts of the country not yet targeted for internal Company development. The Company currently anticipates that any future agreements or acquisitions would be structured similar to the Trolley Barn acquisition by stipulating a defined development territory for a limited number of new restaurants, and providing for future buyout by the Company. Although the Company has no present understandings or agreements for any acquisitions, it may from time to time consider such opportunities.

     The Company anticipates franchising the Old Chicago concept during 1997 and is currently completing the required regulatory documentation. There can be no assurance that the Company will be able to attract and retain qualified franchisees, that criteria necessary to evaluate prospective franchisees will be appropriately established by the Company, or that prospective franchisees will have the business abilities or access to financial resources required to open a specified number of restaurants.

     The Company's ability to open additional restaurants will depend upon a number of factors, including, among others, the employment and training of restaurant management, staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, acceptable leasing or financing terms, cost effective and timely construction of restaurants (which construction can be delayed due to, among other factors, labor disputes, local zoning and licensing matters and weather conditions), securing of required governmental permits and approvals and the Company's ability to generate funds from existing operations. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

RESTAURANT OPERATIONS AND MANAGEMENT

     The Company seeks to attract and retain high quality, experienced restaurant managers by providing them with responsibility and financial incentives. The management team of a typical restaurant consists of one general manager, up to four department heads (service, kitchen, bar and, if applicable, brewing) and up to four assistant managers. Each restaurant also has either an executive chef or professional kitchen manager and up to three assistant chefs or assistant kitchen managers. The Company presently employs an executive vice president of operations for each restaurant division, four regional managers for the Rock Bottom Restaurant & Brewery division and seven regional managers for the Old Chicago division. The Company provides financial incentives to general and regional managers based on certain performance measures including:
(i) profitability of the restaurant, (ii) adherence to standard hiring practices, and (iii) completion of personnel reviews on a timely basis. General managers are also reviewed on the basis of the advancement and growth of assistant managers, restaurant cleanliness and safety, involvement in the community and awareness of the market. There are additional financial incentives available to general managers for percentage increases that exceed expectations for sales and profitability of their individual restaurant.

     The Company strives to maintain quality and consistency at each of its restaurants by assisting its personnel in achieving higher levels of execution in service, food/beverage preparation, brewing quality assurance and facility maintenance. Through daily sales meetings, monthly department meetings, brew-chats and quarterly employee roundtable focus groups, the Company involves each employee in the evaluation and improvement of restaurant operations. The Company seeks to develop and refine its performance measurement system on an on-going basis, seeking new and innovative ways to provide feedback to its employees to focus their attention on improving restaurant performance and profitability.

     The Company devotes significant resources to management training and development. The Company has established a team of full-time professionals including a vice president of training, one recruiting director and two training managers to manage the recruitment and training of management personnel at the Company's new and existing restaurants. In addition, as the staff is the key ingredient to the Company's customer service commitment, the Company devotes substantial resources to the recruiting, hiring and training of these individuals, and employs three training coordinators for designing and implementing staff training programs such as "Train the Trainer," which ensures that trainers at each restaurant are communicating a correct and consistent message, and "Big Brother/Big Sister," which provides all new staff members with a designated individual for answering questions or providing assistance. Additionally, prior to assuming floor shifts, each new staff member must convince at least ten current employees to hire them.

     The Company maintains an alcohol awareness training program for all restaurant-level Company employees who interact with customers, which must be completed during the first 90 days of employment. The Company employs 13 accredited trainers who educate and train Company staff to serve alcohol responsibly.

INTERNAL CONTROLS

     The Company maintains internal controls for each of its restaurants through use of centralized accounting and management information systems. Each restaurant has the ability to compile their sales and labor information on a daily basis through utilization of point-of-sale terminals. Certain restaurants also have sophisticated computer payroll scheduling systems that have allowed management to manage and control labor costs efficiently as well as transmit payroll information directly to the Company. During January 1997, the Company began implementing a new accounting and financial reporting software package that will, among other things, provide the ability to integrate the daily information generated by each restaurant's point-of-sale and labor scheduling systems with the central accounting system and easily prepare consolidated or other selected management reports. Cash is controlled either through daily deposits of sales proceeds into the Company's principal depository account, maintained in Colorado, or is transferred twice a week from bank accounts out of state into the Colorado depository account. The Company has enhanced its budgeting, forecasting and accounting capabilities with an expanded team of professionals and stresses the interaction with restaurant management to ensure accurate and efficient reporting.

BREWING OPERATIONS

     The breweries at the Rock Bottom Restaurant & Brewery restaurants are designed to produce between 2,000 and 5,000 barrels per year. Each system is custom designed to be integrated into the restaurant layout in the most efficient and aesthetic manner and emphasizes ease of control, use and flexibility. Each Rock Bottom Restaurant & Brewery restaurant employs a head brewer and one or more apprentice brewers. The Company also employs a vice president of brewing operations, three brewers responsible for designing and installing all brewing systems in new restaurants, and two brewers who serve as quality control supervisors.

        All of the Company's brewers strive to ensure that every batch of beer brewed is of the highest quality and consistent with prior batches. Beer is produced from malted barley, hops, yeast and water. Malted barley, the main ingredient of beer, is produced when barley is moistened, allowed to germinate and then dried. The malted barley is then crushed and mixed with hot water and strained, producing a clear amber liquid called wort. Wort is boiled in brew tubs and hops are added which add bitterness and flavor to the brew. The mixture is then strained and placed in a tank where yeast is added and the beer is allowed to ferment. When the fermentation process produces the desired result, the beer is then transferred to aging tanks where the flavor is developed. The brewing process from the conversion of raw materials to the serving of beer is typically completed in seven to 14 days, depending on the type of beer being brewed.

PURCHASING OPERATIONS

     The Company's management negotiates directly with suppliers for key food and beverage products to assure uniform quality and freshness of products in its restaurants, and to obtain competitive prices. These products and certain supplies used by the Company's restaurants are purchased from specified food producers, independent wholesale distributors and manufacturers. Food and beverage products and supplies are shipped directly to the restaurants as the Company does not maintain a central product warehouse. The Company has not experienced any significant delays in receiving restaurant products, supplies or equipment.

     The Company directs and participates in a volume buying group consisting of 12 other restaurants, two hotels and one brewery owned in whole or in part by certain officers and directors of the Company. During fiscal 1996, the Company's single largest supplier, Nobel Sysco, Inc., accounted for approximately 84% of food and other products purchased by the Company. The master agreement under which the Company operates with such supplier is terminable upon 30 days' notice by either party. The Company believes that food and beverage products are readily available from alternate suppliers.

COMPETITION

     The restaurant industry is intensely competitive. Rock Bottom Restaurant & Brewery restaurants compete with other casual dining restaurants, brewpubs and other restaurants primarily on the basis of service, atmosphere and quality, among other factors. Old Chicago restaurants compete with other casual dining restaurants and with local, neighborhood taverns on the basis of the price-value relationship, service, location, quality, beer selection and atmosphere, among other factors. Many competitors for both of the Company's concepts are well established and have substantially greater financial and other resources than does the Company.

     The restaurant industry generally is affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company believes its ability to compete effectively will continue to depend upon its ability to offer superior service with high quality menu items in distinctive dining environments.

GOVERNMENT REGULATIONS

     General. The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, designation of non-smoking and smoking areas and accessibility of restaurants to disabled customers. Various federal and state labor laws govern the Company's relationship with its employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on the Company's results of operations. Delays or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

     Alcoholic Beverage Regulation. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities. The Company operates its Rock Bottom Restaurant & Brewery restaurants in compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury, as well as the licensing requirements of states where its restaurants are located. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license and permit to brew and/or sell alcoholic beverages on premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and brewing, handling, storage and dispensing of alcoholic beverages. The Company believes it has all regulatory permits and licenses necessary to operate its restaurants and the breweries at the Rock Bottom Restaurant & Brewery restaurants. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease the brewing and/or sale of alcoholic beverages at its restaurants. In addition, changes in legislation, regulations or administrative interpretation of liquor laws after the opening of restaurants in a jurisdiction may prevent or hinder the Company's expansion or operations in that jurisdiction. The failure to receive or retain, or delay in obtaining, a liquor or brewpub license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

     Certain states have restrictions on the number of barrels of beer that can be brewed annually by a brewpub. These various state liquor laws are continually changing, and the Company may be hindered or prohibited from opening Rock Bottom Restaurant & Brewery restaurants in certain markets. The Company does not believe that federal or state liquor laws will affect the opening or operation of the Rock Bottom Restaurant & Brewery restaurants planned for 1997.

     The United States federal government currently imposes an excise tax of $18 per barrel on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11 per barrel on its first 60,000 barrels produced annually. In 1996, the Company was able to take advantage of a $263,461 credit from the production of 23,951 barrels pursuant to this exemption. The Company is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which also are subject to change. It is possible that excise taxes will be increased by both the federal government and a number of the states. Increased excise taxes on alcoholic beverages have been considered by the U.S. Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation. Certain states have special taxes on the sale or production of alcoholic beverages. Increases in taxes on malt beverages, if enacted, could adversely affect the Company.

     The Company is subject to "dram-shop" laws in most states in which it currently operates and will be subject to such statutes in certain other states for future sites. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

     Franchising. Franchising arrangements are subject to extensive Federal and state regulations. Recent decisions of several state and federal courts and recent state regulations demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and regulations have limited the ability of franchisors to enforce certain provisions of franchise agreements and alter or terminate franchisee agreements.

EMPLOYEES

     At December 29, 1996, the Company had 4,400 employees, of which 105 served in administrative capacities (including home office, brewery, administrative and executive personnel), 271 served as restaurant management personnel, and the remainder of whom were hourly personnel. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company's only employment agreement is with the vice president of brewing operations and provides for a term of employment through November 30, 1998. The Company believes its working conditions and compensation are competitive with those offered by its competitors and considers relations with its employees to be excellent.

INTELLECTUAL PROPERTY

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Old Chicago, Rock Bottom Restaurant & Brewery, World Beer Tour, Hall of Foam, Pizza Palz, You've Hit Rock Bottom, Denver ChopHouse and Brewery and the Old Chicago Fresh Pasta & Pizza design. The Company regards its Old Chicago and Rock Bottom Restaurant & Brewery and other marks as having substantial value and as being an important factor in the marketing of its Old Chicago restaurants and Rock Bottom Restaurant & Brewery restaurants. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks. The Company is aware, however, of a use by an unaffiliated third party of the name Old Chicago in California which could limit the ability of the Company to use its Old Chicago mark in parts of the California market, and of a use by an unaffiliated third party of the name Rock Bottom in New Hampshire and Nebraska which could limit the ability of the Company to use its Rock Bottom Restaurant & Brewery mark in parts of New Hampshire and Nebraska.

ITEM 2:  PROPERTIES

     As of December 29, 1996, the Company operated 49 restaurants, including 14 Rock Bottom Restaurant & Brewery restaurants and 35 Old Chicago restaurants, and owned a 50% equity interest in four restaurants operated by Trolley Barn. The following table sets forth the locations of these restaurants. See "Business -- Expansion Strategy" for a discussion of planned restaurant openings in 1997.


                 RESTAURANT LOCATIONS AS OF DECEMBER 29, 1996




                            ROCK BOTTOM RESTAURANT &
                                   BREWERY            OLD CHICAGO  TROLLEY BARN
                           -------------------------  -----------  ------------
Colorado                               3                  17            --
South Carolina                        --                  --             1
Florida                               --                  --             1
Illinois                               1                  --            --
Indiana                                1                  --            --
Iowa                                  --                   1            --
Kansas                                 1                   2            --
Maryland                               1                  --            --
Minnesota                              1                   6            --
Missouri                              --                   2            --
Nebraska                              --                   3            --
Ohio                                   2                  --            --
Oregon                                 1                   2            --
Tennessee                             --                  --             2
Texas                                  2                   1            --
Washington                             1                  --            --
Wisconsin                             --                   1            --
                                      --                  --            --
Total restaurants                     14                  35             4
                                      ==                  ==            ==

     The Company either owns or leases the furnishings, fixtures and equipment in each of its restaurants. Generally, each restaurant lease entered into by the Company is conditioned upon the ability of the Company to obtain the permits and licenses necessary to operate the restaurant identified for such site. Existing restaurant building leases have expiration dates ranging from January 1998 to first quarter 2014 (excluding existing renewal options). The Company does not anticipate any difficulties in renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases. See Note 8 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

     The Company owns the land and building for the Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado; Addison, Texas and Salem, Oregon, and for the Rock Bottom Restaurant & Brewery restaurants located in Chicago and Addison, Texas. Properties owned in Greeley, Colorado and Chicago are encumbered by long-term mortgages. See Note 5 of Notes to Consolidated Financial Statements.


     The Company also leases approximately 23,000 square feet of office space in Louisville, Colorado, and has a remaining lease commitment through October 1997 on approximately 14,000 square feet of office space located in Boulder, Colorado.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings arising in the ordinary course of its business. Management believes that any resulting liability, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company completed its initial public offering of Common Stock in 1994 at a price to the public of $8.00 per share. The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices per share of the Company's Common Stock, as reported on the Nasdaq National Market. The last sale price of the Company's common stock on March 25, 1997, was $11.75 per share.

                                   HIGH       LOW
                                  ------    ------
     1995

         First quarter            $22.50    $17.75
         Second quarter            28.25     19.75
         Third quarter             29.75     15.75
         Fourth quarter            17.25     13.63

     1996
         First quarter           $13.00      $8.75
         Second quarter           14.88       9.50
         Third quarter            13.75      10.88
         Fourth quarter           12.50       9.25

     As of March 25, 1997, there were 327 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.


     The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in financing agreements, the general financial condition of the Company and general business conditions.

ITEM 6:  SELECTED FINANCIAL DATA


     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 29, 1996, are derived from the Consolidated Financial Statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The financial data presented prior to 1994 represents the historical combined operations of certain predecessor corporations. See Note 1 of Notes to Consolidated Financial Statements.



                                                                    YEARS ENDED
                                        -----------------------------------------------------------------------
                                        DECEMBER 27,  DECEMBER 26,   DECEMBER 25,   DECEMBER 31,   DECEMBER 29,
                                            1992          1993           1994           1995           1996
                                        ------------  -------------  -------------  -------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
REVENUES:
 Old Chicago restaurants                     $12,632        $15,641        $22,201        $40,499       $58,328
 Rock Bottom Restaurant & Brewery
  restaurants                                  8,557          9,126         16,652         33,465        50,902
                                        ------------  -------------  -------------  -------------  ------------
        Total revenues                        21,189         24,767         38,853         73,964       109,230
                                        ------------  -------------  -------------  -------------  ------------
OPERATING EXPENSES:
 Cost of sales                                 5,943          6,777          9,785         18,509        27,100
 Restaurant salaries and benefits              7,168          8,113         12,727         24,739        35,552
 Operating expenses                            4,322          5,201          8,044         15,135        23,529
 Selling expenses                                781            942          1,272          2,855         4,272
 General and administrative                      842          1,434          2,468          4,577         5,620
 Depreciation and amortization                   637            565          1,325          4,200         7,802
                                        ------------  -------------  -------------  -------------  ------------
        Total operating expenses              19,693         23,032         35,621         70,015       103,875
                                        ------------  -------------  -------------  -------------  ------------
INCOME FROM OPERATIONS                         1,496          1,735          3,232          3,949         5,355
Equity in joint venture earnings                   -              -              -              -           223
Interest income (expense), net                 (159)          (174)          (106)            831          (74)
Other income (expense), net                     (43)          (148)              8             40           (1)
                                        ------------  -------------  -------------  -------------  ------------
INCOME BEFORE TAXES                            1,294          1,413          3,134          4,820         5,503
PRO FORMA DATA:
 Pro forma net income (1)                       $806           $880         $1,924         $3,270        $4,025
                                        ============  =============  =============  =============  ============
 Pro forma net income per common
  and common equivalent share (2)               $.27           $.29           $.47           $.45          $.52
                                        ============  =============  =============  =============  ============
 Pro forma weighted average shares
  outstanding (2)                              3,000          3,062          4,072          7,264         7,725
                                        ============  =============  =============  =============  ============
BALANCE SHEET DATA (AT END OF PERIOD):
 Working capital (deficit)                  $(1,801)       $(3,072)         $1,113         $9,335        $(732)
 Total assets                                  3,546          5,757         26,359         64,169        84,948
 Long-term debt (including current
  portion)                                     1,628          1,825            706            641        11,564
 Obligations under capital leases
  (including current portion)                    216            292          1,794          1,667         1,372
 Stockholders' equity                             70            940         17,924         55,341        65,337


(1) The Company was taxed as an S corporation through July 10, 1994 and, therefore, the pro forma income statement data includes certain adjustments to reflect a provision for income taxes through that date as if the Company had been taxed as a C corporation. See Notes 2 and 6 of Notes to Consolidated Financial Statements.

(2) Common and common equivalent shares include (a) 3,000,000 shares of Common Stock issued to stockholders of certain predecessor corporations and (b) 62,375 additional shares deemed issued at December 26, 1993, to fund undistributed S corporation earnings at that date. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited Consolidated Financial Statements and notes thereto appearing in Item 8 in this Form 10-K.


CAUTIONARY STATEMENT UNDER "SAFE HARBOR" PROVISION OF THE
     PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include, among others;

      o    Restaurant expansion plans for 1997;
      o    Estimated capital expenditures in 1997;
      o Estimated average construction cost for new restaurants opening during 1997;
      o    Trolley Barn's development plans over the next three years;
      o Expansion strategy, including franchising and strategic partnering programs;
      o    Ability of the Company to renew existing leases;
      o Availability of food and beverage products from alternate suppliers;
      o Ability of the Company to compete effectively within the restaurant industry;
      o    Changes in federal or state liquor or tax laws;
      o Impact on financial condition, results of operations or liquidity from legal proceedings arising in the ordinary course of business;
      o Success of marketing programs to improve sales in certain Old Chicago restaurants;
      o Ability to generate sufficient cash from operations to complete financing of 1997 restaurant expansion.

     Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; ability of Trolley Barn or any future joint venture partner to open restaurants or conduct operations as anticipated; ability of the Company to attract and retain qualified franchisees or to establish criteria necessary to evaluate prospective franchisees; the business abilities or financial resources of prospective franchisees to open a specified number of restaurants; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; acceptance in new markets; competitive conditions in the Company's markets; general economic conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW


     As of December 29, 1996, the Company operated 14 Rock Bottom Restaurant & Brewery restaurants and 35 Old Chicago restaurants, an increase of 16 restaurants from the prior fiscal year. The following table lists the Company's new restaurant openings by quarter during 1996:


                            NEW RESTAURANT OPENINGS



                            Qtr. Ended  Qtr. Ended  Qtr. Ended  Qtr. Ended  Total
                             3/31/96     6/30/96     9/29/96     12/29/96   1996
                            ----------  ----------  ----------  ----------  -----
Rock Bottom Restaurant &
Brewery restaurants            --           1           2           1         4
Old Chicago restaurants         4           3           2           3        12
                            ----------  ----------  ----------  ----------  -----
    Total restaurants           4           4           4           4        16
                            ==========  ==========  ==========  ==========  =====


     The Rock Bottom Restaurant & Brewery restaurants opened during 1996 are located in Indianapolis, Cincinnati, Seattle and Bethesda, Maryland. The Old Chicago restaurants opened during 1996 are primarily located in existing markets throughout the west and mid-west, including Colorado, Minnesota, Oregon and the Kansas / Nebraska area. Due to the maturation of the Company's existing restaurant base and the possible effects of opening additional restaurants in close proximity, revenues of certain of the Company's restaurants may be lower in future periods than previously experienced.


     Effective July 1, 1996, the Company acquired an indirect 50% interest in Trolley Barn. As of December 29, 1996, Trolley Barn operated four brewery restaurants located in the southeastern United States. The Company's investment in Trolley Barn is accounted for under the equity method. See Note 4 of Notes to Consolidated Financial Statements.


     Restaurant openings planned for 1997 include seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants. Restaurants open as of March 25, 1997, include Rock Bottom Restaurant & Brewery restaurants in San Jose and Milwaukee, and an Old Chicago restaurant in Boise, Idaho. The Company has signed leases in place for the remaining five Rock Bottom Restaurant & Brewery restaurants and four of the remaining Old Chicago restaurants, with negotiations substantially complete on the other two Old Chicago sites. Future operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short time period. Additionally, new restaurants typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Preopening costs, which are incurred prior to opening a new restaurant but amortized over the first 12 months after opening, are one example of these increased costs.

     The Company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1994 and 1996 each contained 52 weeks, while fiscal 1995 contained 53 weeks.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:



                                                                 PERCENTAGE OF REVENUES
                                                        ---------------------------------------
                                                                       YEARS ENDED
                                                                       -----------
                                                        DECEMBER 25,  DECEMBER 31,  DECEMBER 29,
                                                            1994          1995          1996
                                                        ------------  ------------  -----------

INCOME STATEMENT DATA:
REVENUES:
 Old Chicago restaurants                                      57.1%         54.8%         53.4%
 Rock Bottom Restaurant & Brewery restaurants                 42.9          45.2          46.6
                                                          --------      --------      --------
       Total revenues                                        100.0         100.0         100.0
                                                          --------      --------      --------
OPERATING EXPENSES:
 Cost of sales                                                25.2          25.0          24.8
 Restaurant salaries and benefits                             32.7          33.4          32.6
 Operating expenses                                           20.7          20.5          21.5
 Selling expenses                                              3.3           3.9           3.9
 General and administrative                                    6.3           6.2           5.1
 Depreciation and amortization                                 3.4           5.7           7.2
                                                          --------      --------      --------
          Total operating expenses                            91.6          94.7          95.1
                                                          --------      --------      --------
INCOME FROM OPERATIONS                                         8.4           5.3           4.9
Equity in joint venture earnings                                --            --           0.2
Interest income                                                0.4           1.5           0.2
Interest expense                                              (0.7)         (0.3)         (0.3)
Other income (expense), net                                     --            --            --
                                                          --------      --------      --------
INCOME BEFORE TAXES                                            8.1           6.5           5.0
PRO FORMA NET INCOME (1)                                       5.0%          4.4%          3.7%
                                                          ========      ========      ========
RESTAURANT DATA:
   Restaurants open (end of period):
    Old Chicago restaurants                                     14            23            35
    Rock Bottom Restaurant & Brewery restaurants                 5            10            14
                                                          --------      --------      --------
          Total                                                 19            33            49
                                                          ========      ========      ========
Restaurant operating weeks:
    Old Chicago restaurants                                    514           983         1,541
    Rock Bottom Restaurant & Brewery restaurants               170           369           588
                                                          --------      --------      --------
          Total                                                684         1,352         2,129
                                                          ========      ========      ========
Average sales per restaurant (open for full period)
    (in thousands):
    Old Chicago restaurants                               $  2,220      $  2,144      $  1,902
    Rock Bottom Restaurant & Brewery restaurants             5,126         4,705         4,466

(1) The Company was taxed as an S corporation through July 10, 1994 and, therefore, the pro forma income statement data for fiscal 1994 includes certain adjustments to reflect a provision for income taxes through that date as if the Company had been taxed as a C corporation. See Notes 2 and 6 of Notes to Consolidated Financial Statements.


FISCAL 1996 COMPARED TO FISCAL 1995


     Revenues. Revenues increased $35.3 million (47.7%) to $109.2 million in fiscal 1996 from $74.0 million in fiscal 1995. Revenues from the 16 new restaurants which opened during 1996 accounted for $19.9 million (26.9%) of the increase. The balance of the increase primarily resulted from the 14 restaurants opened during 1995 contributing a full year of sales in 1996, as comparable restaurant sales were flat for the year. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased slightly to 46.6% in 1996 from 45.2% in 1995. Although the Company opened only four Rock Bottom Restaurant & Brewery restaurants during the last 12 months as compared to 12 Old Chicago restaurants, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage. The Company expects revenues from the Rock Bottom Restaurant & Brewery restaurants to comprise an even greater percentage of the Company's total revenues in 1997 as the brewery restaurants represent half of total restaurant openings planned for 1997.

     AWS for the Rock Bottom Restaurant & Brewery restaurants during 1996 were $86,568 as compared to $90,690 during fiscal 1995. The decrease in AWS of $4,122 (4.5%) is due primarily to the impact the Company's restaurant in Denver has on the AWS computation. This restaurant generates AWS of approximately $135,000 as compared to the Company's targeted restaurant model of $86,000 in AWS. Due to additional restaurant openings, this restaurant contributed only approximately 14% to total brewery revenues in 1996 as compared to approximately 22% of total brewery revenues in 1995.

     AWS during 1996 for the Old Chicago restaurants were $37,850 as compared to $41,199 during fiscal 1995. The decrease in AWS of $3,349 (8.1%) is due primarily to six restaurants that generate AWS below the Company's targeted restaurant model. These restaurants, all of which were opened or selected for opening during 1995, incurred AWS of $29,966 during 1996 as compared to $34,404 during 1995. The Company is implementing various marketing programs for these restaurants during 1997 to increase sales back to their 1995 levels. These programs include a direct mail campaign with discounted food specials to promote early week sales, and re-merchandising the menu in certain markets to encourage trial of the restaurants' traditional pizzas and domestic beers.

     Cost of Sales. Cost of sales, which consists of food, beverage and merchandise costs, increased $8.6 million (46.4%) to $27.1 million in fiscal 1996 from $18.5 million in fiscal 1995, but decreased slightly as a percentage of revenues to 24.8% in fiscal 1996 from 25.0% in fiscal 1995. Although the Company experienced significant increases in certain commodity prices during the latter part of the second quarter and into the third quarter of 1996, particularly cheese and chicken, these cost increases were offset by increased purchasing efficiencies, and increased training and development of the restaurant management to focus on controlling food and beverage waste and yields. Commodity prices for cheese and chicken have since returned to their pre-inflation 1996 levels, and the Company currently does not anticipate any significant increases in these prices during the first half of 1997.

     Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $10.8 million (43.7%) to $35.6 million in fiscal year 1996 from $24.7 million in fiscal year 1995. Such salaries and benefits decreased as a percentage of revenues from 33.4% in 1995 to 32.6% in 1996. This decrease is due primarily to sophisticated labor scheduling systems installed in the Rock Bottom Restaurant & Brewery restaurants during the last part of 1995 and early 1996, and procedures implemented in the Old Chicago restaurants during the first part of 1996 to address labor scheduling on a more real-time basis. Although the Company also anticipates upgrading labor scheduling software currently used in the Old Chicago restaurants, implementation is now targeted for the first half of 1997 due to delays from the vendor in releasing the product. The new software is intended to computerize some of the manual procedures now performed.

     Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $8.4 million (55.5%) to $23.5 million in fiscal year 1996 from $15.1 million for fiscal year 1995. As a percentage of revenues, such expenses increased to 21.5% in 1996 from 20.5% in 1995. This increase is primarily a result of higher occupancy costs including an increase in the level of insurance coverage carried by the Company, higher property taxes in certain markets and increases in certain fixed costs as a percentage of revenues due to decreases in AWS for both concepts.

     General and Administrative ("G&A"). G&A expenses increased $1.0 million (22.8%) to $5.6 million in fiscal year 1996 from $4.6 million in fiscal year 1995 and decreased significantly as a percentage of revenues from 6.2% in 1995 to 5.1% in 1996. The increase in dollars primarily reflects personnel additions in the areas of marketing, training, information systems, supervision, accounting and finance and senior management as well as increases in overall corporate infrastructure resulting from the Company's continuing expansion program. The decrease of 1.1% as a percentage of revenues is due primarily to efficiencies gained in administering a larger number of restaurants and reflects results from an extensive cost containment program initiated in the first quarter of 1996. During

1997, the Company anticipates an increase to G&A as a percentage of revenues due to management additions in the Old Chicago division, increased costs associated with relocation of the Company's corporate offices and the expense associated with executive bonuses earned during 1996, but expensed beginning in 1997 (see Note 7 of Notes to Consolidated Financial Statements).

     Depreciation and Amortization. Depreciation and amortization, including amortization of preopening expenses, increased $3.6 million (85.8%) to $7.8 million for fiscal year 1996 from $4.2 million in fiscal year 1995. As a percentage of revenues, depreciation expense was 4.4% during 1996 as compared to 3.2 % in 1995, and preopening expense was 2.8% in 1996 as compared to 2.5% in 1995.

     The increase in depreciation expense as a percentage of revenues is attributable primarily to two Old Chicago restaurants and three Rock Bottom Restaurant & Brewery restaurants opened during the last part of 1995. These restaurants experienced higher construction costs than restaurants opened prior to July 1995, including land and building purchases for three of these restaurants. As construction costs for restaurants opened in 1996 have been consistent with management's estimates, the Company does not anticipate significant future increases in depreciation expense as a percentage of revenues.

        The increase in preopening expense as a percentage of revenues is attributable primarily to an increase in average preopening costs for certain Old Chicago restaurants. This increase is principally due to opening restaurants in new markets outside of Colorado, which requires a greater investment for travel expense, training and other personnel related costs. Although the Company does not anticipate preopening expense as a percentage of revenues to continue to increase significantly, the percentage will fluctuate depending on the number and location of new restaurants opened in any given period.

     Equity in Joint Venture Earnings. The 1996 equity in joint venture earnings represents the Company's 50% equity interest in Trolley Barn's net after tax earnings.

     Interest Expense / Interest Income. Interest expense for the year ended December 29, 1996, increased $51,856 from 1995. Additionally, interest expense of approximately $195,000 was capitalized to construction costs. This increase in interest expense is primarily attributable to proceeds from long-term debt of $11 million during 1996. See Note 5 of Notes to Consolidated Financial Statements. Interest income primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995. Such proceeds were used primarily for the construction of new restaurants in 1996, resulting in lower interest income during 1996 as compared to 1995.

     Provision for Income Taxes. The 1996 provision for income taxes reflects utilization of approximately $1.1 million in tax credits attributable to FICA tax paid on certain tips to hourly restaurant employees (the "FICA Credit"), and to rehabilitation costs incurred for certain owned restaurant property in Chicago. The 1995 tax provision included a FICA Credit of only approximately $502,000. These credits in both years reduced the effective combined federal and state tax rate. As of December 29, 1996, the Company had tax credits available totaling $1.5 million to reduce income taxes payable in future years. Due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, the Company recorded a valuation allowance in 1996 for approximately 22% of these credits. See Note 6 of Notes to Consolidated Financial Statements.


FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues. Revenues increased $35.1 million (90.4%) to $74.0 million in fiscal 1995 from $38.9 million in fiscal 1994. Revenues from the 14 new restaurants which opened in 1995, and from the Rock Bottom Restaurant & Brewery and two Old Chicago restaurants which opened in December 1994, accounted for $28.9 million (82.3%) of the increase. The balance of the increase resulted from the remaining five restaurants opened during 1994 contributing a full year of sales in 1995, offset by a less than 1% decrease in comparable restaurant sales. Revenues for the Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased from 42.9% in 1994 to 45.2% in 1995 due to opening five additional restaurants during 1995.

     AWS for the Rock Bottom Restaurant & Brewery restaurants during 1995 were $90,690 as compared to $97,952 during fiscal 1994. The decrease in AWS of $7,262 (7.4%) is due primarily to the impact the Company's restaurant in Denver has on the AWS computation. This restaurant generates AWS of approximately $135,000 as compared to the Company's targeted restaurant model of $86,000 in AWS. Due to additional restaurant openings, this restaurant contributed approximately 22% to total brewery revenues in 1995 as compared to approximately 47% of total brewery revenues in 1994.

     AWS during 1995 for the Old Chicago restaurants were $41,199 as compared to $43,193 during fiscal 1994. The decrease in AWS of $1,994 (4.6%) was due primarily to the five new restaurants opened during 1994. These restaurants experienced a substantial honeymoon period in 1994 at which time AWS exceeded the Company's expectations. During 1995, AWS from these restaurants decreased approximately 14%, which represented a return to sales levels consistent with management's expectations.

     Cost of Sales. Cost of sales, which consists of food, beverage and merchandise costs, increased $8.7 million (89.2%) to $18.5 million in fiscal 1995 from $9.8 million in fiscal 1994, but decreased slightly as a percentage of revenues to 25.0% in fiscal 1995 from 25.2% in the fiscal 1994. This decrease was primarily attributable to the increase in revenues contributed from Rock Bottom Restaurant & Brewery restaurants. Beer brewed on-premises at these restaurants has a lower cost of sales than other beverages and food products purchased by the Company. Increased purchasing efficiencies also contributed to the decrease, however, this savings was offset somewhat by inefficient food inventory utilization at certain of the Company's newer restaurants and increases in certain commodity prices. Food inventory utilization issues (due to less experienced management at a number of new restaurants) and price increases were much more significant in the fourth quarter of 1995 than in other quarters resulting in total cost of sales as a percentage of revenues of 25.6 % during that quarter.

     Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $12.0 million (94.4%) to $24.7 million in fiscal year 1995 from $12.7 million in fiscal year 1994. Such salaries and benefits increased as a percentage of revenues from 32.7% in 1994 to 33.4% in 1995. These increases are due primarily to the significant increase in the number of new restaurants (74%) which tend to experience higher labor costs in their first several months of operations. With almost two thirds of the new restaurants opening in the second half of 1995, the cost as a percentage of revenues was highest in the fourth quarter (33.8%). As the base of mature restaurants begins to increase, the Company expects this percentage to decrease over time.

     Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $7.1 million (88.2%) to $15.1 million in fiscal year 1995 from $8.0 million for fiscal year 1994. As a percentage of revenues, such expenses decreased slightly to 20.5% in 1995 from 20.7% in 1994 due to improved lease rates, lower occupancy costs for the restaurants where the Company has purchased the land and building and reduced repair and maintenance costs as a percentage of revenues. The reduction in repairs and maintenance is primarily due to the 74% increase in the number of new restaurants which generally experience lower repair costs.

     Selling Expenses. Selling expenses increased $1.6 million (124.4%) to $2.9 million for fiscal year 1995 from $1.3 million for fiscal year 1994. As a percentage of revenues, these expenses have increased to 3.9% in fiscal year 1995 from 3.3% in fiscal year 1994. As the Company continues its expansion in Colorado and into new markets outside of Colorado, emphasis is placed on marketing programs to build name recognition resulting in increases to selling expenses. Such programs included significant gift certificate and radio advertising campaigns in the fourth quarter of 1995, which resulted in selling expenses of 4.6% as a percentage of revenues during that quarter.

     General and Administrative ("G&A"). G&A expenses increased $2.1 million (85.4%) to $4.6 million in fiscal year 1995 from $2.5 million in fiscal year 1994 and decreased slightly as a percentage of revenues from 6.3% in 1994 to 6.2% in 1995. The increase in dollars primarily reflects personnel additions as well as increases in overall corporate infrastructure including office space and supplies, all resulting from the Company's continuing expansion program. Because costs associated with these increases are lower in proportion to the revenues added from new restaurants, G&A decreased as a percentage of revenues.

     Depreciation and Amortization. Depreciation and amortization, including amortization of preopening expenses, increased $2.9 million (216.9%) to $4.2 million for fiscal year 1995 from $1.3 million in fiscal year 1994. As a percentage of revenues, depreciation expense was 3.2% during 1995 as compared to 2.4% in 1994, and preopening expense was 2.5% in 1995 as compared to 1.0% in 1994. The increase in depreciation expense as a percentage of revenues is due primarily to the 14 restaurants opened during 1995. Restaurants opened prior to this time experienced a lower average construction cost due to their proximity to the Company's Colorado market, and correspondingly have a lower depreciation rate. In addition, as the average age of restaurants opened prior to 1995 was in excess of five years, many assets were already fully depreciated. The increase in preopening expense as a percentage of revenues is principally due to opening a significant number of restaurants in new markets outside of Colorado, which requires a greater investment for travel expense, training and other personnel related costs. Although the Company does not anticipate preopening expense as a percentage of revenues to continue to increase significantly, the percentage will fluctuate depending on the number and location of new restaurants opened in any given period.

     Interest Income. The increase in interest income to $1.1 million in fiscal year 1995 from $154,000 in fiscal year 1994 was attributable to the temporary investment of proceeds received from the Company's public offerings in July 1994 and March 1995.

     Provision for Income Taxes. The 1995 provision for income taxes reflects utilization of a $502,000 FICA Credit as compared to only a $138,000 FICA credit utilized in 1994. These FICA Credits reduce the effective combined federal and state tax rate. The 1994 provision also includes a pro forma provision of $445,215 for the period from December 27, 1993 through July 10, 1994 and a provision of $111,000 to record cumulative deferred income taxes existing at that date. See Notes 2 and 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company's cash flows for fiscal year 1994, 1995, and 1996:

                                                                FISCAL YEAR ENDED
                                                  ---------------------------------------------
                                                  December 25,      December 31,    December 29,
                                                     1994               1995            1996
                                                  ------------     -------------    ------------
     Net cash provided by operating activities    $  4,957,941     $  3,762,046     $  6,827,645
     Net cash used in investing activities         (13,421,479)     (38,623,814)     (21,525,687)
     Net cash provided by financing activities      13,191,453       33,303,434       11,142,701
     Increase (decrease) in cash and cash
      equivalents                                    4,727,915       (1,558,334)      (3,555,341)

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last three years principally through cash flow from operations, proceeds from its public offerings, borrowings on long-term debt and capital lease obligations. Net cash used in investing activities during 1994, 1995 and 1996 included total capital expenditures of $13.4 million, $30.7 million and $29.0 million, respectively. These expenditures were primarily for the construction of eight new restaurants during 1994, 14 during 1995 and 16 during 1996. Additionally, investing activities in 1995 included a $7.8 million use of cash for short-term investments that were subsequently sold in 1996 as a source of cash.

     Net cash provided by financing activities during 1994 and 1995 primarily represents net proceeds received from the Company's public offerings during those periods of $16.2 million and $33.7 million, respectively. In July 1996, the Company secured a $20 million bank revolving credit facility (the
"Credit Facility"), and executed a first mortgage on real property located in Chicago. These financing instruments provided cash sources in 1996 of $11.0 million. During the first quarter of 1997, the Company amended the Credit Facility to increase the maximum borrowing capacity to $25 million. As of December 29, 1996, the Company had $8.5 million outstanding under the Credit Facility, and $16.5 million available under the amended Credit Facility.

     During the third quarter of 1996, the Company financed its acquisition of an indirect 50% interest in Trolley Barn by exchanging 452,073 shares of its $.01 par value common stock. See Note 4 of Notes to Consolidated Financial Statements. The corresponding increase in assets and equity is excluded from the above cash flows reflecting the non-cash nature of this transaction.

     The Company historically has leased its facilities and plans to lease sites for a majority of its future restaurant locations. The Company has purchased five Old Chicago restaurant sites and two Rock Bottom Restaurant & Brewery sites and may purchase additional restaurant sites in the future. See "Item 2: Properties." The Company estimates that total capital expenditures for 1997, excluding preopening costs and potential real estate purchases, will be approximately $29 million, of which the cost of new restaurants will be approximately $23.5 million (including the two Rock Bottom Restaurant & Brewery restaurants and the Old Chicago restaurant opened during the first quarter). The remaining $5.5 million is the amount estimated for routine capital expenditures and remodels of existing restaurants, and for other corporate requirements.

     The Company may continue to seek additional sources of debt or equity capital for its continuing expansion, although there can be no assurance that such funds will be available on favorable terms, if at all. The Company believes that its existing cash balances, cash flow generated from operations and funds available under the amended Credit Facility will be sufficient to satisfy its currently anticipated cash needs for fiscal 1997. However, results of operations may be affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors. There can also be no assurance that budgeted capital expenditures will be sufficient for current development plans or that the costs of acquiring sites and opening new restaurants will not increase in the future.

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in the second and third quarters, but as the Company enters new markets, it may encounter different seasonal patterns. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Specifically, results of operations from new restaurants opening in the first or fourth quarters will experience lower margins initially than new restaurants opening in the second and third quarters. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. See Note 9 of Notes to Consolidated Financial Statements.

IMPACT OF INFLATION

     Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected operating results in any of the past three years.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----


Report of Independent Public Accountants                                                    23
Consolidated Balance Sheets as of December 31,1995 and December 29, 1996                    24
Consolidated Statements of Operations for the Years Ended December 25, 1994,
  December 31, 1995, and December 29, 1996                                                  25
Consolidated Statements of Stockholders' Equity for the Years Ended December 25, 1994,
  December 31, 1995, and December 29, 1996                                                  26
Consolidated Statements of Cash Flows for the Years Ended December 25, 1994,
  December 31, 1995, and December 29, 1996                                                  27
Notes to Consolidated Financial Statements                                                  28

All financial statement schedules are omitted as they are not applicable to the Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
     Rock Bottom Restaurants, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ROCK BOTTOM RESTAURANTS, INC. and SUBSIDIARIES as of December 31, 1995 and December 29, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock Bottom Restaurants, Inc. and Subsidiaries as of December 31, 1995 and December 29, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.



                                      ARTHUR ANDERSEN LLP

Denver, Colorado,
 January 31, 1997.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31 AND 29,
                                                                       -------------------
                                                                     1995             1996
                                                                 ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                             $  3,555,341     $         --
  Short-term investments (Note 2)                                   7,790,442               --
  Accounts receivable                                                 481,458          747,762
  Accounts receivable--affiliates                                      36,608          101,342
  Preopening costs, net                                             2,019,284        2,552,185
  Inventories                                                       1,478,573        2,206,139
  Prepaids and other current assets                                   818,752        1,253,124
                                                                 ------------     ------------
    Total current assets                                           16,180,458        6,860,552
                                                                 ------------     ------------
PROPERTY AND EQUIPMENT, at cost:
  Land                                                              4,598,414        5,021,927
   Buildings                                                        3,144,716        3,653,660
   Leasehold and building improvements                             23,420,443       38,380,894
   Furniture, fixtures and equipment                               20,055,537       30,460,508
    Construction-in-progress                                        1,601,059        4,700,360
      Accumulated depreciation and amortization                    (5,228,274)      (9,942,059)
                                                                 ------------     ------------
            Total property and equipment, net                      47,591,895       72,275,290
                                                                 ------------     ------------
      INVESTMENT IN JOINT VENTURE, net (Note 4)                            --        5,348,729
                                                                 ------------     ------------
      OTHER ASSETS                                                    396,438          463,368
                                                                 ------------     ------------
      TOTAL ASSETS                                               $ 64,168,791     $ 84,947,939
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable:
  Trade                                                          $  1,965,035     $  1,680,714
  Construction projects                                             1,038,148          516,357
  Affiliates                                                           22,105            9,483
 Accrued payroll and payroll taxes                                  1,078,194        1,605,980
 Accrued taxes other than income tax                                1,105,076        1,027,920
 Other accrued expenses                                               658,150          963,413
 Current deferred income taxes (Note 6)                               284,463          515,232
 Current portion of long-term debt (Note 5)                            43,921          575,199
 Current portion of obligations under capital leases (Note 5)         650,833          697,992
                                                                 ------------     ------------
        Total current liabilities                                   6,845,925        7,592,290
REVOLVING LINE OF CREDIT (Note 5)                                          --        8,500,000
LONG-TERM DEBT (Note 5)                                               596,793        2,488,420
OBLIGATIONS UNDER CAPITAL LEASES (Note 5)                           1,016,482          673,987
DEFERRED INCOME TAXES (Note 6)                                        368,547          356,510
                                                                 ------------     ------------
        Total liabilities                                           8,827,747       19,611,207
                                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Note 7):
 Preferred stock--$.01 par value,
   5,000,000 shares authorized,
    no shares issued and outstanding                                       --               --
 Common stock--$.01 par value,
   15,000,000 shares authorized,
  7,345,482 and 7,905,451 shares issued
  and outstanding, respectively                                        73,455           79,055
 Additional paid-in capital                                        50,809,742       56,774,747
 Retained earnings                                                  4,457,847        8,482,930
                                                                 ------------     ------------
        Total stockholders' equity                                 55,341,044       65,336,732
                                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 64,168,791     $ 84,947,939
                                                                 ============     ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               FOR THE YEARS ENDED
                                                             DECEMBER 25, 31 AND 29,
                                                 ------------------------------------------------
                                                     1994             1995              1996
                                                 -----------  -------------------  --------------

REVENUES:
 Old Chicago restaurants                         $  22,201,384     $  40,498,773     $  58,328,162
 Rock Bottom Restaurant & Brewery restaurants       16,651,869        33,464,742        50,901,983
                                                 -------------     -------------     -------------
       Total revenues                               38,853,253        73,963,515       109,230,145
                                                 -------------     -------------     -------------

OPERATING EXPENSES:
 Cost of sales                                       9,784,605        18,509,320        27,099,911
 Restaurant salaries and benefits                   12,726,624        24,739,012        35,552,068
 Operating expenses                                  8,043,968        15,135,430        23,529,265
 Selling expenses                                    1,272,032         2,854,877         4,272,132
 General and administrative                          2,468,152         4,576,499         5,619,612
 Depreciation and amortization                       1,325,343         4,199,694         7,802,033
                                                 -------------     -------------     -------------
       Total operating expenses                     35,620,724        70,014,832       103,875,021
                                                 -------------     -------------     -------------

INCOME FROM OPERATIONS                               3,232,529         3,948,683         5,355,124
Equity in joint venture earnings (Note 4)                   --                --           222,941
Interest income                                        153,925         1,079,982           227,235
Interest expense                                      (259,592)         (248,688)         (300,544)
Other income (expense), net                              7,726            40,056            (1,364)
                                                 -------------     -------------     -------------
INCOME BEFORE TAXES                                  3,134,588         4,820,033         5,503,392

PROVISION FOR INCOME TAXES (PRO FORMA
 FOR 1994) (Notes 2 and 6)                           1,210,569         1,550,005         1,478,309
                                                 -------------     -------------     -------------
NET INCOME (PRO FORMA FOR 1994)                  $   1,924,019     $   3,270,028     $   4,025,083
                                                 =============     =============     =============

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE (PRO FORMA FOR 1994)           $         .47     $         .45     $         .52
                                                 =============     =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,072,727         7,263,620         7,725,496
                                                 =============     =============     =============




       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               COMMON STOCK
                                                (NOTE 1)
                                     ---------------------------------  ADDITIONAL       RETAINED          TOTAL
                                       NUMBER OF                         PAID-IN         EARNINGS       STOCKHOLDERS'
                                         SHARES            AMOUNT        CAPITAL        (DEFICIT)          EQUITY
                                    ----------------  ---------------- ------------    -----------      ------------

BALANCES, December 26, 1993                     --             $--    $  1,109,584     $   (169,150)    $    940,434
 Capital contributions prior to
  Share Exchange                                --              --          46,000               --           46,000
 Shares issued to Predecessor
  Subsidiaries' stockholders             3,000,000          30,000         (30,000)              --               --
 Dividends and distributions                    --              --              --       (1,665,002)      (1,665,002)
 Income before taxes, prior
  to the Share Exchange                         --              --              --        1,181,415        1,181,415
 Termination of S corporation
  status                                        --              --        (652,737)         652,737               --
 Proceeds from initial public
  offering, net of offering
  costs                                  2,300,000          23,000      16,210,505               --       16,233,505
 Net income, subsequent to
  the Share Exchange                            --              --              --        1,187,819        1,187,819
                                      ------------    ------------    ------------     ------------     ------------
BALANCES, December 25, 1994              5,300,000          53,000      16,683,352        1,187,819       17,924,171
 Proceeds from follow-on
  public offering, net of
  offering costs                         2,015,000          20,150      33,672,771               --       33,692,921
 Proceeds from exercise
  of stock options                          30,482             305         246,051               --          246,356
 Tax benefit resulting from the
  exercise of stock options                     --              --         207,568               --          207,568
 Net income                                     --              --              --        3,270,028        3,270,028
                                      ------------    ------------    ------------     ------------     ------------
BALANCES, December 31, 1995              7,345,482          73,455      50,809,742        4,457,847       55,341,044
 Proceeds from exercise of
  stock options                            107,896           1,079         864,589               --          865,668
 Issuance of common stock in
  exchange for an indirect 50%
  equity interest in joint venture         452,073           4,521       4,995,479               --        5,000,000
 Tax benefit resulting from the
  exercise of stock options                     --              --         104,937               --          104,937
 Net income                                     --              --              --        4,025,083        4,025,083
                                      ------------    ------------    ------------     ------------     ------------
BALANCES, December 29, 1996              7,905,451    $     79,055    $ 56,774,747     $  8,482,930     $ 65,336,732
                                      ============    ============    ============     ============     ============




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    FOR THE YEARS ENDED
                                                                   DECEMBER 25, 31 AND 29,
                                                       ---------------------------------------------
                                                           1994              1995            1996
                                                       ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Pro Forma for 1994)                        $  1,924,019     $  3,270,028     $  4,025,083
 Adjustments to reconcile net income
   to net cash provided by operating activities--
     Equity in joint venture earnings                            --               --         (222,941)
     Depreciation and amortization                        1,325,343        4,199,694        7,802,033
     Pro forma adjustment for income taxes                  445,215               --               --
     Deferred income taxes                                  335,568          317,442          218,732
     Tax benefit from exercise of stock options                  --          207,568          104,937
     Loss on disposition of assets                            9,116           13,725               --
     Increase in accounts receivable                        (56,586)        (374,803)        (266,304)
     Expenditures for preopening costs                   (1,238,089)      (2,847,458)      (3,522,152)
     Increase in inventories                               (398,377)        (760,177)        (727,566)
     Increase in prepaids and other assets                 (381,594)        (616,572)        (533,959)
     Increase (decrease) in accounts payable              2,061,902         (660,007)        (806,114)
     Increase in accrued expenses                           931,424        1,012,606          755,896
                                                       ------------     ------------     ------------
       Net cash provided by operating activities          4,957,941        3,762,046        6,827,645
                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                    (13,372,552)     (30,739,840)     (29,046,644)
 Advances to officers and affiliates, net                   (48,927)         (93,532)         (77,357)
 (Purchases) sales of short-term investments, net                --       (7,790,442)       7,790,442
 Joint venture acquisition costs                                 --               --         (192,128)
                                                       ------------     ------------     ------------
       Net cash used in investing activities            (13,421,479)     (38,623,814)     (21,525,687)
                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                             3,876,080               --       11,000,000
 Repayments of long-term debt                            (4,994,679)         (65,278)         (77,095)
 Repayments of capital lease obligations                   (304,451)        (570,565)        (645,872)
 Capital contributions and issuance of common stock      16,279,505       33,939,277          865,668
 Dividends and distributions                             (1,665,002)              --               --
                                                       ------------     ------------     ------------
       Net cash provided by financing activities         13,191,453       33,303,434       11,142,701
                                                       ------------     ------------     ------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     4,727,915       (1,558,334)      (3,555,341)
CASH AND CASH EQUIVALENTS, beginning of year                385,760        5,113,675        3,555,341
                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                 $  5,113,675     $  3,555,341     $         --
                                                       ============     ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:  See Note 2.

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Rock Bottom Restaurants, Inc., ("Rock Bottom" or the "Company") is a Delaware corporation incorporated in April 1994. Prior to consummation of the Company's initial public offering (see Note 7) and pursuant to an agreement (the "Share Exchange Agreement") entered into on July 10, 1994 among the Company and each of the stockholders of certain predecessor companies (the "Predecessor Subsidiaries"), Rock Bottom (i) exchanged 3,000,000 shares of its common stock for all of the outstanding capital stock of the Predecessor Subsidiaries and
(ii) consolidated ownership of all the Predecessor Subsidiaries' restaurants into Rock Bottom ("Share Exchange"). Under the terms of the Share Exchange Agreement, each Stockholder received, in consideration for the exchange of the outstanding capital stock of the Predecessor Subsidiaries, shares of common stock of Rock Bottom. The Share Exchange was accounted for at historical cost in a manner similar to pooling-of-interest accounting as the entities included in the Share Exchange were under common control.


     As of December 29, 1996, the Company owned and operated 35 Old Chicago restaurants and 14 Rock Bottom Restaurant & Brewery restaurants. Old Chicago restaurants feature "deep-dish" Chicago-style pizza, burgers and sandwiches, pasta specialties, salads and a full bar emphasizing a selection of 110 or more different types of beer from around the world. Rock Bottom Restaurant & Brewery restaurants feature eclectic menus and on-premises microbrewed beer. The Company's restaurants are located throughout Colorado and in Oregon, Minnesota, Texas, Kansas, Illinois, Ohio, Missouri, Wisconsin, Nebraska, Iowa, Washington, Maryland and Indiana.

     The Company is subject to the risks associated with an aggressive expansion strategy and a highly competitive industry.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Accounting Period

     The accompanying consolidated financial statements represent the consolidation of Rock Bottom and its eight wholly-owned subsidiaries. Although intercompany transactions are minimal, all material intercompany amounts have been eliminated in consolidation. Also consolidated is Rock Bottom Kansas, LLC ("RBK"). Rock Bottom owns 50% of RBK but has 100% control of the daily operations. The other investor is entitled to a maximum return of $12,500 per year on the investment.

     The Company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1994 and 1996 each contain 52 weeks; fiscal year 1995 contains 53 weeks.

Cash and Cash Equivalents and Short-term Investments

     Cash and cash equivalents include cash and investments with original maturities of three months or less and which are not subject to significant risk from changes in interest rates. Short-term investments include those investments with original maturities between three and twelve months. At December 31, 1995, all investments were classified as available-for-sale and therefore were accounted for at fair market value in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of all investments approximated fair market value. Cash and cash equivalents and short-term investments as of December 31, 1995 were as follows.

                             Cash and Cash   Short-Term
                              Equivalents   Investments     Total
                             -------------  -----------  -----------
Cash                         $   2,547,964  $        --  $ 2,547,964
Commercial paper                 1,007,377           --    1,007,377
Corporate bonds                         --    7,790,442    7,790,442
                             -------------  -----------  -----------
                                $3,555,341   $7,790,442  $11,345,783
                             =============  ===========  ===========




     At December 29, 1996, the Company had a negative book cash balance of approximately $570,000 which is classified as accounts payable-trade in the accompanying 1996 consolidated balance sheet. Such negative balance results from the Company's cash management program whereby all excess cash is either invested or used to repay long-term borrowings.

Preopening Costs

     Direct incremental costs incurred prior to the opening of new restaurants are capitalized and amortized over a period of one year after the restaurant commences operations. These costs consist primarily of payroll, employee recruiting and training, and initial opening expenses. Amortization expense of $409,015, $1,826,989 and $2,989,251 in 1994, 1995 and 1996, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

Inventories

     Inventories, which consist of restaurant food items, alcoholic beverages, clothing emblazoned with restaurant names and logos, and related paper supplies are valued at the lower of first-in, first-out cost or net realizable value.

Property and Equipment

     Property and equipment additions are capitalized at cost and include acquisitions of property and equipment, costs incurred in the development and construction of new restaurants, and major renewals and improvements to existing restaurants' property and equipment. Repairs and maintenance costs which do not improve or extend the life of the respective assets are expensed currently. Depreciation and amortization is provided over the lesser of the estimated useful lives of the assets or the remaining lease terms using the straight-line method. Estimated useful lives are as follows:

                Buildings                            25-30 years
                Leasehold and building improvements  10-30 years
                Furniture, fixtures and equipment     3-20 years

     Income Taxes

     Prior to July 10, 1994, profits or losses of the Predecessor Subsidiaries included in these financial statements were reflected in the individual tax returns of the stockholders as these entities were S-Corporations. Dividends to stockholders were, at a minimum, declared each year in an estimated amount necessary to cover income taxes incurred by the individual stockholders on taxable profits of the S-Corporations.

     As a result of the Company's initial public offering of common stock and concurrent with the Share Exchange, the Company and its Predecessor Subsidiaries terminated their S-Corporation status. At that time, the Company began recording income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted tax laws. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will, more likely than not, be realized. Cumulative deferred income taxes, which arose primarily as a result of the use of accelerated depreciation methods for income tax reporting purposes, were recorded on July 10, 1994 resulting in an adjustment of $111,122 to the Company's reported income tax expense and a corresponding increase in deferred tax liabilities.

Net Income Per Common and Common Equivalent Share

     Pro forma net income per common and common equivalent share is calculated assuming that the 3,000,000 shares of the Company's common stock, outstanding after consummation of the Share Exchange Agreement, were outstanding at the beginning of fiscal year 1993.

     The dilutive effect of common equivalent shares outstanding in 1994, 1995 and 1996 has been computed using the treasury stock method.

Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for interest, including the amount capitalized, was $253,142, $249,354, and $385,540 in 1994, 1995 and 1996, respectively, and cash paid for income taxes was $680,000, $1,330,500 and $1,485,458 in 1994,
1995, and 1996, respectively. The Company acquired equipment of $1,806,094, $443,841 and $350,536 in 1994, 1995 and 1996, respectively, under capital lease obligations and recorded an increase to additional paid-in capital in 1995 and 1996 of $207,568 and $104,937, respectively, related to the tax benefit resulting from the exercise of nonstatutory stock options and the disqualifying dispositions of incentive stock options. Also, during 1996 the Company issued 452,073 shares of common stock in exchange for an indirect 50% equity interest in joint venture (see Note 4).

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of Financial Instruments

     Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving line of credit and long-term debt. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying amount of the revolving line of credit and long-term debt approximates fair value as the pricing and terms of those instruments are indicative of current rates and credit risk.

Asset Impairment

     The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on net income and net income per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

(3)  RELATED PARTY TRANSACTIONS

     The Company leases building space and certain equipment, furniture and improvements for four Old Chicago restaurants and for the Rock Bottom Restaurant & Brewery restaurant in Boulder, Colorado from partnerships or corporations in which certain directors and stockholders of the Company, or their affiliates, have partial or complete ownership interests. These leases also include provisions for additional rent based on the difference between base rent and 6% of gross retail revenues, plus 3% of wholesale beer sales at the Rock Bottom Restaurant & Brewery restaurant in Boulder.

Total rent expense paid to these partnerships or corporations was $641,974, $600,029 and $603,695, which included additional rents of $185,680, $173,929 and $153,845, during 1994, 1995 and 1996, respectively. Management believes these terms are no less favorable to the Company than could be obtained from third parties.

     Prior to July 1994, the Company paid various accounting, administrative and supervisory fees to Concept Restaurants, Inc. ("Concept"), a restaurant management company wholly-owned by two stockholders of the Company. The fees charged represented actual costs incurred by Concept. Allocation of Concept's total costs to Rock Bottom and other restaurants managed was based on restaurant sales for one-half of the fee and evenly allocated to all restaurants for the other half. Included in general and administrative expenses are fees paid to Concept totaling $326,360 during 1994. In July 1994, the Company terminated this arrangement and hired certain of the personnel of Concept to provide these services directly.

     Prior to August 1996, the Company obtained its employee health insurance coverage with Concept who in turn contracted with a third party insurance company. Premiums paid were determined by the insurance company and were based on total number of employees. Included in restaurant salaries and benefits were premiums paid to Concept of $154,326, $277,893 and $231,011 during 1994, 1995 and 1996, respectively. Premiums paid to Concept for health insurance coverage of administrative and supervisory staff were included in general and administrative expenses, and were $19,553, $113,700 and $96,528 for 1994, 1995 and 1996, respectively. Prior to July 1994, these costs were included in the administrative and supervisory fees paid to Concept. In August 1996, the Company began administering its own self-funded employee health insurance plan (see Note 8).

     Prior to August 1994, the Company paid consulting fees to a corporation owned by a director and stockholder based on approximately 2% of each restaurant's gross revenues. Included in general and administrative expenses were fees paid of approximately $227,000 during 1994. During 1996, the Company paid $100,000 to this same corporation for additional consulting services performed relating to site selection and design for the Company's new restaurants. No fees were paid to this corporation during 1995. Management believes all such payments were reasonable based on the services received and were no less favorable to the Company than could be obtained from an unrelated party.

     The Company also previously engaged Concept Design Services, Inc. ("Concept Design"), a company wholly-owned by a stockholder, to administer the construction process for new restaurants. This included contracting with vendors for all leasehold improvements, restaurant furniture and restaurant equipment. Concept Design was reimbursed by the Company for the cost of its administrative expenses. In August 1994, the Company acquired 100% of the outstanding stock of Concept Design for a nominal amount and changed the name to Rock Bottom Design, Inc.

     During 1995, the Company purchased for $280,000 a 37,500 square foot parcel of land in Colorado to use as a parking lot for an existing restaurant from a company wholly-owned by a stockholder and director of the Company. Management believes the purchase price is no less favorable to the Company than could be obtained from a third party.

     During 1995 and 1996, two separate companies, each wholly-owned by two different directors of the Company, provided strategic planning and development consulting services to Rock Bottom, and advertising and marketing services, respectively, to the Old Chicago and Rock Bottom Restaurant & Brewery restaurants. Fees paid to the former company totaling $78,753 and $71,688, respectively, are included in general and administrative expenses and fees paid to the latter totaling $93,734 and $13,996, respectively, are included in selling expenses in the accompanying consolidated statements of operations.

(4)  INVESTMENT IN JOINT VENTURE

     In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. The Company also received the option to purchase the remaining 50% of Trolley Barn from the selling shareholders. The option is exercisable at any time between July 2000 and July 2002, or upon a change in control of the ownership of the 50% of Trolley Barn retained by the selling shareholders. The purchase price for this option is based on earnings before interest, taxes, depreciation and amortization, as defined. In addition, the Company and the selling shareholders each agreed to guarantee one-half of Trolley Barn's bank financing up to a maximum of $3 million each, and may guarantee certain other debt of Trolley Barn in the future. Trolley Barn had approximately $2.8 million outstanding under this bank financing at December 29, 1996.

     Trolley Barn currently operates four brewpub restaurants in the southeastern United States under the name Big River Grille & Brewing Works. In connection with the acquisition, the Company agreed to certain licensing and development arrangements whereby Trolley Barn may develop restaurants throughout the southeastern United States under the names Big River Grille & Brewing Works, Rock Bottom Restaurant & Brewery, and Old Chicago.

     The Company's investment in Trolley Barn is accounted for under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of the acquisition and is being amortized over 35 years. Accumulated amortization at December 29, 1996 of $66,340 is netted against the investment.

(5)  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt as of December 31, 1995 and December 29, 1996 is as follows:

                                                                                           1995           1996
                                                                                        -----------    ------------


     Mortgage note payable to a bank, interest at 9%, secured by land and building in Chicago, Illinois, assignment of rents thereon and other assets, principal and interest payable
       in monthly installments of $25,615, balloon payment of
       $2,030,701 due at maturity in July 2001                                          $     --       $ 2,466,826
     Mortgage note payable to a trust company, interest at 9%,
       secured by building in Greeley, Colorado, principal and
       interest payable in monthly installments of $4,408, balloon
       payment of $459,808 due at maturity in July 1997                                   476,751          466,331
     Note payable to landlord of $196,605, interest
       at 12.5%, principal and interest payable in
       quarterly installments, maturing October 2001                                      145,012          127,632
     Other
                                                                                           18,951            2,830
                                                                                      -----------      -----------
                                                                                          640,714        3,063,619
     Less--current portion                                                                (43,921)        (575,199)
                                                                                      -----------      -----------
                                                                                      $   596,793      $ 2,488,420
                                                                                      ===========      ===========

     In July 1996, the Company closed a $20 million bank revolving credit facility (the "Credit Facility") secured by substantially all assets of the Company. Interest accrues on the average outstanding balance at either the prime rate or LIBOR plus 1.5%, depending on the Company's election, and is paid quarterly in arrears (weighted average interest rate of 7.57% at December 29, 1996). During the revolving credit period, the Company pays a quarterly commitment fee of .25% on the unused availability, as defined. The Credit Facility converts to a three-year fully amortizing term loan after two years, or after three years upon agreement of the parties. Under the agreement, the Company is subject to certain financial covenants and ratios, restrictions on investments and acquisitions and other restrictions.

     Subsequent to yearend, the Company amended the Credit Facility to increase maximum borrowings available to $25 million and to amend certain covenants and financial ratios. All other terms, conditions and restrictions remained substantially the same.

     During 1996, approximately $195,000 of interest expense was capitalized and included in total construction costs of new restaurants.

     Principal payments due on the outstanding balance of long-term debt and the Credit Facility as of December 29, 1996 are as follows:

                 1997                    $   575,199
                 1998                      1,531,974
                 1999                      2,960,443
                 2000                      2,973,478
                 2001                      3,522,525
                                         -----------
                  Total                  $11,563,619
                                         ===========

     The Company has entered into capital lease obligations for restaurant point-of-sale equipment and other furniture and equipment used in restaurant operations. Future minimum lease payments required under these capital leases, together with the present value of the net minimum lease payments, are as follows as of December 29, 1996:


             1997                                          $784,331
             1998                                           489,178
             1999                                           277,067
                                                          ---------
             Minimum lease payments                       1,550,576
             Less: Amount representing interest           (178,597)
                                                          ---------
             Present value of net minimum lease payments  1,371,979
             Less: Current portion                        (697,992)
                                                          ---------
                                                          $ 673,987
                                                          =========

     Four stockholders have personally guaranteed certain lease obligations for which the present value of net minimum lease payments totals $311,586.

(6)  INCOME TAXES

     The provision for income taxes (or for 1994, pro forma adjustment to reflect income taxes) consists of the following:

                                1994        1995        1996
                             ----------  ----------  ----------

                 Federal     $1,078,216  $1,213,211  $1,197,386
                 State          132,353     336,794     280,923
                             ----------  ----------  ----------
                      Total  $1,210,569  $1,550,005  $1,478,309
                             ==========  ==========  ==========

                 Current       $875,001  $1,232,563  $1,259,577
                 Deferred       335,568     317,442     218,732
                             ----------  ----------  ----------
                      Total  $1,210,569  $1,550,005  $1,478,309
                             ==========  ==========  ==========

     The current income tax provision for the year ended December 25, 1994 includes a pro forma adjustment of $445,215 for the period of the year prior to the Company's change in tax status on July 10, 1994. The pro forma adjustments to reflect income taxes have been calculated at the approximate combined federal and state statutory rate of 37.7%.

     Deferred tax liabilities as of December 31, 1995 and December 29, 1996 consist of the following primary components:

                                                      1995         1996
                                                   ----------  -----------
     Current deferred tax assets (liabilities):
       Preopening costs                            $(383,895)   $(696,777)
       Capitalized inventory costs and other          99,432      181,545
                                                   ----------  -----------
     Net current deferred tax liabilities          $(284,463)   $(515,232)
                                                   ==========  ===========

     Long-term deferred tax assets (liabilities):
       FICA and rehabilitation tax credits          $387,128   $1,495,558
       Valuation allowance against tax credits            ---    (331,181)
       Property, equipment and other                (755,675)  (1,520,887)
                                                   ----------  -----------
     Net long-term deferred tax liabilities        $(368,547)   $(356,510)
                                                   ==========  ===========

     At December 29, 1996, the Company had federal FICA and rehabilitation tax credit carryforwards of $1,495,558. The carryforwards will begin to expire in 2009. The valuation allowance relates to a portion of the tax credit carryforwards. It is the opinion of management that due to alternative minimum tax limitations, the relatively volatile nature of the restaurant industry, and the continued generation of FICA tax credits in the future, it is more likely than not that a portion of these tax credit carryforwards will expire before the Company is able to realize their benefit.

     The following table reconciles the federal statutory income tax rate to the Company's effective income tax rate:

                                                            1994   1995    1996
                                                           ------  ------  ------
     Provision for income taxes at federal statutory rate   34.0%   34.0%   34.0%
     Permanent differences and other                         1.7     4.1     2.9
     Change in tax status                                    3.5     ---     ---
     Tax credits                                            (4.4)  (10.4)  (20.4)
     Valuation allowance against tax credits                 ---     ---     6.0
     State income taxes, net of federal benefit              3.8     4.4     4.4
                                                            ----    ----    ----
     Effective income tax rate                              38.6%   32.1%   26.9%
                                                            ====    ====    ====

     (7)  STOCKHOLDERS' EQUITY

Public Offerings

     On July 21, 1994, the Company closed its initial public offering of 2,000,000 shares of common stock at $8.00 per share, and on August 25, 1994, sold an additional 300,000 shares at $8.00 per share in connection with the underwriters' exercise of their over-allotment option. Net proceeds received by the Company after deducting offering expenses and underwriting discounts were $16,233,505.


     On March 7, 1995, the Company closed its follow-on public offering of 2,100,000 shares of common stock (of which 400,000 shares were sold by certain existing stockholders) at $18.00 per share, and on March 13, 1995, sold an additional 315,000 shares at $18.00 per share in connection with the underwriters' exercise of their over-allotment option. Net proceeds received by the Company after deducting offering expenses and underwriting discounts were $33,692,921.

Executive Bonus Plan

     In April 1996, the Company adopted an Executive Bonus Plan. Under the plan, the executive management group will receive a bonus equal to a percentage of their yearly salary, which generally will be paid in restricted common stock. The bonus will be awarded only if certain annual target financial goals are met.

     The Chairman and Chief Executive Officer are eligible to receive up to 100% of their base salary as a bonus, and certain other executive officers are eligible to receive up to 70% of their base salary as a bonus. An additional award of restricted common stock, from 5% to 25% of base salary, may be awarded if annual target financial goals are exceeded.

     The restricted common stock granted shall vest, and trading restrictions on those shares shall lapse, three years from the date of issuance, as long as the executive continues to be an employee of the Company. In the event of a change of control, as defined, all unvested shares shall vest immediately, and trading restrictions on those shares shall lapse immediately. The Compensation Committee (the "Committee") of the Board of Directors has the discretion to accelerate the vesting of unvested shares.

     For the year ended December 29, 1996, the annual targeted financial goal was met resulting in a total of 54,646 shares of restricted common stock being issued subsequent to year end.

Stock Option Plans

     In June 1994, Rock Bottom adopted an Equity Incentive Plan (the "Employees' Plan") that became effective upon consummation of the public offering. The Employees' Plan was amended in June 1995, to increase the number of shares of the Company's common stock authorized for issuance from 600,000 shares to 1,000,000 shares and again in June 1996 to 1,200,000 shares. The Employees' Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and nonstatutory stock options, as well as restricted stock grants, and is designed to serve as an incentive for hiring and retaining qualified and competent employees. The Committee of the Company's Board of Directors administers and interprets the Employees' Plan. Options are granted under the Employees' Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Options granted under this plan vest annually over three years from date of grant.

     A summary of the status of the Company's Employees' Plan as of December 25,1994, December 31, 1995 and December 29,1996 and the changes during those periods is as follows:

                                                 1994          1995          1996
                                             ------------  ------------  ------------
    Outstanding at beginning of period                 --      528,900       936,218
     Granted                                      528,900      595,000       155,200
     Exercised                                         --      (30,482)     (100,396)
     Canceled                                          --     (151,200)           --
    Forfeited                                          --       (6,000)     (130,201)
                                             ------------  -----------   -----------
    Outstanding at end of period                  528,900      936,218       860,821
                                             ============  ===========   ===========
    Exercisable at end of period                       --      148,380       319,041
                                             ============  ===========   ===========
    Range of exercise prices, at end of
    period                                   $8.00-$13.98  $8.00-$30.47  $8.00-$30.47
                                             ============  ============  ============
    Weighted average exercise prices:
     At beginning of period                  $         --  $       8.24  $      12.35
     At end of period                                8.24         12.35         12.70
     Exercisable at end of period                      --          8.39         11.88
     Options granted                                 8.24         18.65         11.78
     Options exercised                                 --          8.08          8.02
     Options canceled                                  --         23.49            --
     Options forfeited                                 --         15.07         12.73
    Weighted average end of period
     remaining contractual life (in years)           9.58          8.99          8.14
    Weighted average fair value of options
     granted during the period                        N/A   $      7.60  $       6.20

     The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Employees' Plan.

                                         1994             1995             1996
                                    ---------------  ---------------  ---------------
                                    Shares   Prices  Shares   Price   Shares   Price
                                    -------  ------  -------  ------  -------  ------
Range of exercise prices
------------------------
Weighted average exercise price
for options outstanding:
  $ 8.00-$ 9.99                     504,900  $ 8.03  472,418  $ 8.03  304,955  $ 8.03
  $10.00-$13.99                      24,000   12.61  256,500   13.80  369,300   12.88
  $14.00-$17.99                          --      --   64,300   15.50   78,566   15.36
  $18.00-$30.47                          --      --  143,000   22.63  108,000   23.30
Weighted average exercise price
for options exercisable:
  $ 8.00-$ 9.99                          --      --  138,386    8.02  173,544    8.03
  $10.00-$13.99                          --      --    7,996   12.61   87,878   13.68
  $14.00-$17.99                          --      --    1,998   16.95   19,619   15.57
  $18.00-$30.47                          --      --       --      --   38,000   23.43
Weighted average remaining
contractual life
(in years):
  $ 8.00-$ 9.99                     504,900    9.57  472,418    8.55  304,955    7.56
  $10.00-$13.99                      24,000    9.80  256,500    9.88  369,300    9.05
  $14.00-$17.99                          --      --   64,300    9.69   78,566    7.37
  $18.00-$30.47                          --      --  143,000    8.51  108,000    7.25

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                             1995   1996
                             ----   ----
Dividend rate                  0%      0%
Expected volatility           68%     73%
Risk-free interest rate     5.85%   5.85%
Expected life (in years):
  $ 8.00-$ 9.99               3.5     3.5
  $10.00-$13.99               4.0     4.0
  $14.00-$17.99               4.5     4.5
  $18.00-$30.47               5.0     5.0

     Rock Bottom has also adopted the Nonemployee Directors' Stock Option Plan (the "Directors' Plan") and has reserved 75,000 shares for issuance thereunder. All stock options granted pursuant to the Directors' Plan vest equally over a one to two-year period from the date of grant.

     A summary of the status of the Company's Directors' Plan as of December 24, 1994, December 31, 1995 and December 29, 1996, and the changes during those periods is as follows.

                                                  1994            1995            1996
                                             --------------  --------------  --------------
     Outstanding at beginning of period            --            22,500          39,000
      Granted                                    22,500          16,500          27,000
      Exercised                                    --              --           (7,500)
                                             --------------  --------------  --------------
     Outstanding at end of period                22,500          39,000          58,500
                                             ==============  ==============  ==============
     Exercisable at end of period                  --            11,250          27,750
                                             ==============  ==============  ==============
     Range of exercise prices, at end of
      period                                 $8.00 - $10.08  $8.00 - $25.75  $8.88 - $25.75
                                             ==============  ==============  ==============
     Weighted average exercise prices:
      At beginning of period                      $ --           $ 9.38          $13.89
      At end of period                             9.38           13.89           13.74
      Exercisable at end of period                  --             9.38           14.58
      Options granted                              9.38           20.03           11.92
      Options exercised                             --              --             8.00

     Weighted average end of period
      remaining contracted life (in years)        9.67            9.01            8.10

     Weighted average fair value of options
      granted during the period                    N/A          $10.16          $ 6.11

     The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Directors' Plan:


                                            1994           1995             1996
                                            ----           ----             ----
                                       Shares  Price   Shares  Price   Shares  Price
                                       ------  ------  ------  ------  ------  ------
     Range of exercise prices
     ------------------------
     Weighted average exercise price
     for options outstanding:
                 $ 8.00 - $ 9.99        7,500  $ 8.00   7,500  $ 8.00   7,500  $ 8.88
                 $10.00 - $13.99       15,000   10.08  15,000   10.08  27,000   11.14
                 $14.00 - $17.99           --      --   6,000   16.52  13,500   15.16
                 $18.00 - $25.75           --      --  10,500   22.04  10,500   22.04
     Weighted average exercise price
     for options exercisable:
                   $8.00 - $9.99           --      --   3,750    8.00      --      --
                 $10.00 - $13.99           --      --   7,500   10.08  15,000   10.08
                 $14.00 - $17.99           --      --      --      --   6,000   16.52
                 $18.00 - $25.75           --      --      --      --   6,750   22.86
     Weighted average remaining
     contractual life (in years):
                 $ 8.00 - $ 9.99        7,500    9.57   7,500    8.55   7,500    9.16
                 $10.00 - $13.99       15,000    9.73  15,000    8.71  27,000    8.54
                 $14.00 - $17.99           --      --   6,000    9.71  13,500    6.41
                 $18.00 - $25.75           --      --  10,500    9.36  10,500    8.37

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                   1995         1996
                                 ---------    ---------
     Dividend rate                   0%          0%
     Expected volatility            68%         73%
     Risk-free interest rate       5.85%       5.85%
     Expected life (in years):
         $ 8.00 - $ 9.99         3.0 - 4.0    3.0 - 4.0
         $10.00 - $13.99         3.0 - 4.0    3.0 - 4.0
         $14.00 - $17.99         3.0 - 4.0    3.0 - 4.0
         $18.00 - $25.75         3.0 - 4.0    3.0 - 4.0

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under APB 25, under which no compensation expense is recognized, as all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Effective in 1995, the Company adopted the disclosure option of SFAS 123 whereby pro forma net income and net income per share information must be disclosed as if compensation expense had been recognized over the vesting period of stock options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and assumptions described above.

     Using these assumptions, the fair value of the stock options granted in 1995 and 1996 was estimated to be approximately $4,690,000 and $1,128,000, respectively, which under SFAS 123, would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 1995 and December 29, 1996:

                                      1995        1996
                                   ----------  ----------
     Net income:
       As reported                 $3,270,028  $4,025,083
       Pro forma                   $2,432,623  $2,745,745
     Net income per common and
       common equivalent share:
       As reported                 $      .45  $      .52
       Pro forma                   $      .33  $      .36


     Because the SFAS 123 method of accounting has not been applied to options granted prior to December 26, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Subchapter S Distributions

     In June 1994, the Predecessor Subsidiaries issued promissory notes to their stockholders in the principal amount of $1,300,000, in connection with previously undistributed S-Corporation earnings through June 3, 1994. The foregoing promissory notes, which accrued interest at the rate of 5% per annum, and the final distribution of $122,970 for undistributed earnings through July 10, 1994, were repaid in August 1994 with a portion of the net proceeds from the initial public offering. Total payments in 1994 to stockholders of the Predecessor Subsidiaries for undistributed earnings through July 10, 1994 were $1,665,002.

(8)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has entered into various operating leases for land, buildings and equipment, most of which contain renewal options and provisions for payments of real estate taxes, insurance and maintenance costs. In addition, certain leases contain contingent rentals based on a percentage of gross revenues, as defined. Total rent expense was $1,953,782, $3,762,890 and $5,387,774 in 1994, 1995 and 1996, respectively, including additional rent of $754,825, $1,013,642 and $1,080,911, respectively.

     Aggregate future minimum lease payments required under noncancelable operating leases at December 29, 1996 (which include commitments for seven restaurants opening in 1997) are as follows:

                                                            TOTAL
                                                            -----

             1997                                        $ 5,481,699
             1998                                          5,534,501
             1999                                          5,487,667
             2000                                          5,467,409
             2001                                          5,383,760
             Thereafter                                   40,487,870
                                                         -----------
           Total future minimum lease payments required  $67,842,906
                                                         ===========

Self-Funded Employee Health Insurance Plan

     Beginning August 1996, the Company began administering its own self-funded employee health insurance plan. The Company and its employees contribute to the plan which is then responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. The Company records insurance expense equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported based on the best available information. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated expenses. All changes in expense estimates are accounted for on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

Litigation

     The Company is a party in certain legal proceedings that have arisen out of the ordinary course of business. Based upon advice of the Company's legal counsel, management believes that the costs of defending and resolving these legal matters will not have a material adverse effect on the Company.

(9)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


     The following table presents selected 1995 and 1996 quarterly financial data:


1995                                                MARCH 26      JUNE 25    SEPTEMBER 24  DECEMBER 31
----                                               -----------  -----------  ------------  -----------

Revenues                                           $14,488,589  $16,837,699   $19,616,713  $23,020,514
Income from operations                                 936,353    1,125,500     1,337,811      549,019
Income before taxes                                    986,636    1,504,843     1,605,558      722,996
Net income                                             617,634      985,672     1,059,668      607,054
Net income per common and common equivalent share          .10          .13           .14          .08

1996                                                MARCH 31     JUNE 30      SEPTEMBER 29  DECEMBER 29
----                                               -----------  -----------  ------------  -----------

Revenues                                           $23,512,027  $26,414,075   $28,964,665  $30,339,378
Income from operations                                 783,458    1,274,644     1,605,505    1,691,517
Income before taxes                                    843,675    1,279,391     1,659,281    1,721,045
Net income                                             582,136      882,788     1,289,759    1,270,400
Net income per common and common equivalent share          .08          .12           .16          .16

     The effective tax rate for the fourth quarter of 1995 is significantly lower than previous 1995 quarters due to a lower effective tax rate for the year than initially estimated. The lower effective tax rate for the year resulted from significantly lower pre-tax income in the fourth quarter than projected and was magnified by a greater FICA credit than estimated initially.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the section "Directors, Executive Officers and Key Employees" in the Company's Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section "Directors, Executive Officers and Key Employees" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Company's Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1.  Financial Statements.

                  Report of Independent Public Accountants


                  Consolidated Balance Sheets as of December 31, 1995 and December 29, 1996

                  Consolidated Statements of Operations for the Years Ended December 25, 1994, December 31, 1995, and December 29, 1996

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 25, 1994, December 31, 1995, and December 29, 1996

                  Consolidated Statements of Cash Flows for the Years Ended December 25, 1994, December 31, 1995, and December 29, 1996

                  Notes to Consolidated Financial Statements

           2.  Financial Statement Schedules.

                  All financial statement schedules are omitted as they are not applicable to the Company.

           3.  Exhibits.


EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
-------       ------------------------------------------------------------------

2        --   Form of Share Exchange Agreement and Amendment among the Company and the Shareholders of the Predecessor Subsidiaries, filed as
              Exhibit No. 2 to the Company's Registration Statement on Form S-1
              (Registration No. 33-79898) and incorporated herein by reference.

3(i)     --   Amended and Restated Certificate of Incorporation of the Company,
              filed as Exhibit No. 3(i) to the Company's Registration Statement
              on Form S-1 (Registration No. 33-79898) and incorporated herein by reference.

3(ii)    --   Bylaws of the Company, filed as Exhibit No. 3(ii) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 25,
              1994 and incorporated herein by reference.

10.1     --   Rock Bottom Restaurants, Inc. Equity Incentive Plan, filed as
              Exhibit No. 4.1 to the Company's Registration Statement on Form
              S-8 (Registration No. 33-94256) and incorporated herein by reference.

10.2     --   Rock Bottom Restaurants, Inc. Nonemployee Directors' Stock Option
              Plan, filed as Exhibit No. 4.2 to the Company's Registration
              Statement on Form S-8 (Registration No. 33-94256) and
              incorporated herein by reference.

10.3     --   Lease Agreement, dated September 1, 1978, between the Company and
              Madeline Day, filed as Exhibit No. 10.3 to the Company's
              Registration Statement on Form S-1 (Registration No. 33-79898)
              and incorporated herein by reference.

10.4     --   Lease Agreement, dated March 15, 1986, as amended on June 21,
              1995, between the Company and Lux/Day Northport, Ltd., filed as
              Exhibit No. 10.4 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1995.

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
-------       ------------------------------------------------------------------
10.5     --   Lease Agreement, dated June 8, 1989, between the Company and
              Robert Greenlee, and Assignment, dated March 23, 1990, by Robert
              Greenlee to the 1123 Walnut Corporation, filed as Exhibit No.
              10.5 to the Company's Registration Statement on Form S-1
              (Registration No. 33-79898) and incorporated herein by reference.

10.6     --   Lease Agreement, dated August 29, 1990, between the Company and
              C.B. Partnership, filed as Exhibit No. 10.6 to the Company's
              Registration Statement on Form S-1 (Registration No. 33-79898)
              and incorporated herein by reference.

10.7     --   Lease Agreement, dated May 9, 1995, between the Company and Old
              Chicago Colorado Springs Limited Partnership, filed as Exhibit No.
              10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.8     --   Executive Bonus Plan, filed as Exhibit No. 10 to the Company's
              Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

10.9     --   Real Estate Mortgage, dated June 27, 1996, between the Company and
              Lakeside Bank, together with Promissory Note, filed as Exhibit No.
              10 to the Company's Form 10-Q, as amended, for the quarterly period ended September 29, 1996.

10.10    --   Loan Agreement for $20,000,000 Revolving Line of Credit from
              Norwest Bank Colorado, National Association, First Security Bank
              of Idaho, N.A., and West One Bank, Idaho to Rock Bottom
              Restaurants, Inc., dated July 2, 1996, filed as Exhibit No. 2.1 to the Company's Form 8-K dated July 2, 1996, and incorporated herein by reference.

10.11    --   Stock Purchase Agreement, dated June 4, 1996, between Rock Bottom,
              Trolley Barn, TBB Acquisition Group, Inc., TBB Holding Company,
              and the TBB Shareholders, filed as Exhibit No. 2.2 to the
              Company's Form 8-K dated July 2, 1996, and incorporated herein by reference.

10.12    --   Lease Agreement, dated June 25, 1996, between the Company and
              Dulcet L.L.C., Elaine C. Wong and Eugene B. Weisman, filed as
              Exhibit No. 10.12.




EXHIBIT
   NO.                         DESCRIPTION OF EXHIBIT
-------       ------------------------------------------------------------------
21       --   Subsidiaries of the Company:
               Old Chicago of Colorado, Inc., a Colorado corporation; Old
               Chicago of Westminster, Inc., a Colorado corporation; Old
               Chicago of Kansas, Inc., a Kansas corporation. Rock Bottom of
               Minneapolis, Inc., a Colorado corporation; Rock Bottom of Texas,
               Inc., a Texas corporation; Wadsworth Old Chicago, Inc., a
               Colorado corporation; Walnut Brewery, Inc., a Colorado
               corporation; Rock Bottom Kansas LLC, a Kansas limited liability company.

23.1          Consent of Arthur Andersen LLP filed as Exhibit No. 23.1

27            Financial Data Schedule, filed as Exhibit No. 27

          (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1996.


          (c) Exhibits.

              See Item 14(a)(3) above.

          (d) Financial Statement Schedules.

              All financial statement schedules are omitted as they are not applicable to the Company.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Colorado.

                                               ROCK BOTTOM RESTAURANTS, INC.


Date: March 25, 1997
                                               By:  /s/  THOMAS A. MOXCEY
                                                         Thomas A. Moxcey
                                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURES                      TITLE                    DATE
   ------------------------  -------------------------------  --------------

   /s/  FRANK B. DAY
   ------------------------
         Frank B. Day        Chairman of the Board            March 25, 1997

   /s/  THOMAS A. MOXCEY
   ------------------------
         Thomas A. Moxcey    President, Chief Executive       March 25, 1997
                             Officer and Director
                             (Principal Executive Officer)

   /s/  WILLIAM S. HOPPE
   ------------------------
         William S. Hoppe    Executive Vice President, Chief  March 25, 1997
                             Financial Officer and Treasurer
                             (Principal Financial Officer)

   /s/  THERESA D. SHELTON
   ------------------------
         Theresa D. Shelton  Vice President Finance and       March 25, 1997
                             Assistant Secretary
                             (Principal
                             Accounting Officer)

   /s/  ROBERT D. GREENLEE
   ------------------------
         Robert D. Greenlee  Secretary and Director           March 25, 1997

   /s/  DAVID M. LUX
   ------------------------
         David M. Lux        Director                         March 25, 1997

   /s/  GERALD HORNBECK
   ------------------------
         Gerald Hornbeck     Director                         March 25, 1997

   /s/  MARY C. HACKING
   ------------------------
         Mary C. Hacking     Director                         March 25, 1997

   /s/  ARTHUR WONG
   ------------------------
         Arthur Wong         Director                         March 25, 1997

   /s/  DUNCAN H. COCROFT
   ------------------------
         Duncan H. Cocroft   Director                         March 25, 1997

                                 EXHIBIT INDEX



         EXHIBIT
            NO.   DESCRIPTION OF EXHIBIT
         -------  -----------------------------------------

         10.12 Lease Agreement, dated June 25, 1996, between the Company and Dulcet L.L.C., Elaine C. Wong and Eugene B. Weisman.

         23.1     Consent of Arthur Andersen LLP

         27       Financial Data Schedule