Form 10-K/A
period 1996-12-29
ROCK BOTTOM RESTAURANTS INC
filed 1997-04-01
CIK 924896

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K/A-1


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
              Dulcet L.L.C., Elaine C. Wong and Eugene B. Weisman, filed as
              Exhibit 10.12 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 29, 1996.

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

23.1          Consent of Arthur Andersen LLP, filed as Exhibit 23.1 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 29, 1996.

27            Restated Financial Data Schedule, filed as Exhibit No. 27

          (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1996.


          (c) Exhibits.

              See Item 14(a)(3) above.

          (d) Financial Statement Schedules.

              All financial statement schedules are omitted as they are not applicable to the Company.



                                   SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Colorado.


                                     ROCK BOTTOM RESTAURANTS, INC.



Date: April 1, 1997


                                     By:  /s/  THERESA D. SHELTON
                                        ------------------------------
                                               Theresa D. Shelton
                                               Vice President Finance and
                                               Assistant Secretary
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX




         EXHIBIT
            NO.   DESCRIPTION OF EXHIBIT
         -------  -----------------------------------------

         10.12 Lease Agreement, dated June 25, 1996, between the Company and Dulcet L.L.C., Elaine C. Wong and Eugene B. Weisman, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

         23.1     Consent of Arthur Andersen LLP, filed as Exhibit 23.1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 29, 1996.

         27       Restated Financial Data Schedule.