Form 10-Q
period 1997-03-30
ROCK BOTTOM RESTAURANTS INC
filed 1997-05-14
CIK 924896

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 30, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                          Commission File No. 0-24502

                         ROCK BOTTOM RESTAURANTS, INC.
           (Exact name of the registrant as specified in its charter)



               DELAWARE                                84-1265838
        (State of  incorporation)          (I.R.S. Employer Identification No.)

    248 CENTENNIAL PARKWAY, SUITE # 100,
           LOUISVILLE, COLORADO                          80027
(Address of principal executive offices)               (Zip Code)



                                 (303) 664-4000
                         (Registrant's telephone number
                              including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                             ---                   ---

As of May 13, 1997, the Registrant had outstanding 7,914,783 shares of common stock, par value $.01 per share.

================================================================================

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       THREE MONTHS ENDED MARCH  30, 1997




                                                                                                           Page
                                                                                                          ------
PART I.    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets-
                          March 30, 1997 and December 29, 1996                                               3-4

                     Condensed Consolidated Statements of Operations-
                          Three Months Ended March 30, 1997 and March 31, 1996                               5

                     Condensed Consolidated Statements of Cash Flows-                                        6
                          Three Months Ended March 30, 1997 and March 31, 1996

                     Notes to Condensed Consolidated Financial Statements                                    7

           Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                     8-15

PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                                                        15

           Signature page                                                                                    16

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           March  30,                December 29,
                               ASSETS                                         1997                      1996
                               ------                                   -----------------------------------------
                                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                           $       743,567            $         -
    Short-term investments                                                       -                           -
    Accounts receivable                                                         573,033                   747,762
    Accounts receivable affiliates                                               50,366                   101,342
    Preopening costs, net                                                     2,685,479                 2,552,185
    Inventories                                                               2,444,164                 2,206,139
    Prepaids and other current assets                                         1,641,028                 1,253,124
                                                                        ---------------            --------------
                 Total current assets                                         8,137,637                 6,860,552
                                                                        ---------------            --------------
PROPERTY AND EQUIPMENT:
    Land                                                                      5,815,428                 5,021,927
    Buildings                                                                 3,653,660                 3,653,660
    Leasehold and building improvements                                      43,141,592                38,380,894
    Furniture, fixtures and equipment                                        34,888,220                30,460,508
    Construction-in-progress                                                  5,780,836                 4,700,360
    Accumulated depreciation and amortization                               (11,540,504)               (9,942,059)
                                                                        ---------------            --------------
                 Total property and equipment, net                           81,739,232                72,275,290
                                                                        ---------------            --------------
INVESTMENT IN JOINT VENTURE, net                                              5,390,210                 5,348,729
                                                                        ---------------            --------------
OTHER ASSETS                                                                    582,904                   463,368
                                                                        ---------------            --------------
TOTAL ASSETS                                                            $    95,849,983            $   84,947,939
                                                                        ===============            ==============


                            See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            March 30,               December 29,
                              LIABILITIES                                     1997                      1996
                              -----------                                 -------------             -------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
    Accounts payable-
         Trade                                                            $   3,261,880             $   1,680,714
         Construction projects                                                1,006,950                   516,357
         Affiliates                                                             -                           9,483
    Accrued payroll and payroll taxes                                         3,111,582                 1,605,980
    Accrued taxes other than income tax                                         863,485                 1,027,920
    Other accrued expenses                                                    1,110,378                   963,413
    Current deferred income taxes                                               467,736                   515,232
    Current portion of long-term debt                                           570,769                   575,199
    Current portion of obligations under capital leases                         598,323                   697,992
                                                                          -------------             -------------
                 Total current liabilities                                   10,991,103                 7,592,290

REVOLVING LINE OF CREDIT                                                     15,200,000                 8,500,000
LONG-TERM DEBT                                                                2,482,328                 2,488,420
OBLIGATIONS UNDER CAPITAL LEASES                                                596,799                   673,987
DEFERRED INCOME TAXES                                                           372,157                   356,510
                                                                          -------------             -------------
                 Total liabilities                                           29,642,387                19,611,207
                                                                          -------------             -------------
STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 5,000,000 shares
         authorized, none issued and outstanding                                 -                         -
    Common stock - $.01 par value, 15,000,000 shares
         authorized, 7,906,783 and 7,905,451 shares
         issued and outstanding                                                  79,068                    79,055
    Additional paid-in capital                                               56,785,390                56,774,747
    Retained earnings                                                         9,343,138                 8,482,930
                                                                          -------------             -------------
                 Total stockholders' equity                                  66,207,596                65,336,732
                                                                          -------------             -------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                               $  95,849,983             $  84,947,939
                                                                          =============             =============

                            See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                       ---------------------------------------------
                                                                       March 30,                         March 31,
                                                                         1997                               1996
                                                                         ----                               ----
REVENUES:
    Old Chicago restaurants                                          $  16,380,562                    $  12,340,022
    Rock Bottom Restaurant & Brewery restaurants                        16,311,577                       11,172,005
                                                                     -------------                    -------------
               Total revenues                                           32,692,139                       23,512,027
                                                                     -------------                    -------------
OPERATING EXPENSES:
    Cost of sales                                                        8,095,116                        5,757,453
    Restaurant salaries and benefits                                    10,853,768                        7,875,655
    Operating expenses                                                   6,772,764                        5,020,854
    Selling expenses                                                     1,256,027                          959,268
    General and administrative                                           1,818,836                        1,392,306
    Depreciation and amortization                                        2,503,983                        1,723,033
                                                                     -------------                    -------------
           Total operating expenses                                     31,300,494                       22,728,569
                                                                     -------------                    -------------
INCOME FROM OPERATIONS                                                   1,391,645                          783,458

Equity in joint venture earnings                                            75,000                               -
Interest income                                                              1,853                          133,142
Interest expense                                                         (255,519)                          (72,781)
Other income (expense), net                                                      3                             (144)
                                                                     -------------                    -------------
INCOME BEFORE TAXES                                                      1,212,982                          843,675
PROVISION FOR INCOME TAXES                                                 352,774                          261,539
                                                                     -------------                    -------------
NET INCOME                                                           $     860,208                    $     582,136
                                                                     =============                    =============

NET INCOME PER SHARE                                                          $.11                             $.08
                                                                               ===                              ===

WEIGHTED AVERAGE SHARES OUTSTANDING                                      8,027,000                        7,450,000
                                                                         =========                        =========



                            See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                 (Unaudited)

                                                                                       1997                          1996
                                                                                 ---------------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $       860,208                  $   582,136
    Adjustments to reconcile net income to net cash
         provided by operating activities-
            Equity in joint venture earnings                                             (75,000)                          -
            Depreciation and amortization                                              2,503,983                    1,723,033
            Loss on disposition of assets                                                 -                                -
            Deferred income taxes                                                        (31,849)                      25,000
            Decrease in accounts receivable                                              174,729                       75,040
            Increase in inventories                                                     (238,025)                     (75,404)
            (Increase ) decrease in prepaids and other assets                           (526,930)                     244,126
            Expenditures for preopening costs                                           (985,823)                    (555,328)
            Increase (decrease) in accounts payable                                    2,071,759                   (1,107,762)
            Increase (decrease) in accrued expenses                                    1,488,132                     (144,574)
                                                                                 ---------------                  -----------
                 Net cash provided by operating activities                             5,241,184                      766,267
                                                                                 ---------------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                              (11,062,387)                  (5,171,392)
    Advances to officers and affiliates, net                                              41,493                       (4,064)
    (Purchase) sale of short-term investments, net                                       -                          2,069,196
                                                                                 ---------------                  -----------
                 Net cash used in investing activities                               (11,020,894)                  (3,106,260)
                                                                                 ---------------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                       6,700,000                           -
    Repayments of long-term debt                                                         (10,522)                     (10,561)
    Repayments of capital lease obligations                                             (176,857)                    (172,097)
    Issuance of common stock, net of offering costs                                       10,656                      218,664
                                                                                 ---------------                  -----------
                 Net cash provided by financing activities                             6,523,277                       36,006
                                                                                 ---------------                  -----------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                        743,567                   (2,303,987)

CASH AND CASH EQUIVALENTS, beginning of period                                           -                          3,555,341
                                                                                 ---------------                  -----------
CASH AND CASH EQUIVALENTS, end of period                                         $       743,567                  $ 1,251,354
                                                                                 ===============                  ===========

                            See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1997
                                  (Unaudited)


(1)   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 29, 1996.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 30, 1997 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)   BANK REVOLVING CREDIT FACILITY

      In February, 1997, the Company amended its bank revolving credit facility (the "Credit Facility") to increase maximum borrowings available from $20 million to $25 million, and to amend certain covenants and financial ratios. All other terms, conditions, and restrictions remained substantially the same. The total amount outstanding under the Credit Facility as of March 30, 1997, was $15.2 million.

(3)   INVESTMENT IN JOINT VENTURE

      In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates four brewery restaurants in the southeastern United States under the name Big River Grille & Brewing Works. The Company's investment in Trolley Barn is accounted for under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of acquisition and is being amortized over 35 years. Accumulated amortization at March 30, 1997 of $99,859 is netted against the investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT UNDER THE "SAFE HARBOR" PROVISION OF THE PRIVATE
    SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include, among others;

         o  Restaurant expansion plans for 1997;
         o Success of marketing programs to improve sales in certain Old Chicago restaurants;
         o Ability of the Company to compete effectively within the restaurant industry;
         o Completion of sale/leaseback transaction for real estate purchased in the first quarter of 1997;
         o  Estimated capital expenditures during 1997;
         o Ability to generate sufficient cash from operations to complete financing of 1997 restaurant expansion.

         Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the Company's markets; general economic conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

         As of March 30, 1997, the Company operated 16 Rock Bottom Restaurant & Brewery restaurants and 37 Old Chicago restaurants. The Company's 1997 expansion plans include opening a total of seven Old Chicago restaurants and seven Rock Bottom Restaurant & Brewery restaurants. These restaurants are currently scheduled to open as follows:

                   PROPOSED NEW RESTAURANT OPENING SCHEDULE

                                                   (Actual)
                                                  Qtr. Ended      Qtr. Ended     Qtr. Ended      Qtr. Ended      Total
                                                   3/30/97          6/29/97       9/28/97         12/28/97        1997
                                                   -------          -------       -------         --------      --------
     Old Chicago restaurants                          2                3            1                1              7
     Rock Bottom Restaurant & Brewery                 2                3            1                1              7
        restaurants
                                                     --               --           --               --             --
             Total restaurants                        4                6            2                2             14
                                                     ==               ==           ==               ==             ==


         Old Chicago restaurants opened in the first quarter of 1997 are located in Boise, Idaho and Wichita, Kansas. Second quarter Old Chicago restaurant openings include another location in Boise (opened April 28, 1997), Tucson, Arizona and Rockford, Illinois. First quarter Rock Bottom Restaurant & Brewery restaurant openings occurred in Campbell, California near San Jose, and in Milwaukee. Brewery restaurants scheduled to open in the second quarter will be located in Fresno, California (opened April 14, 1997), Washington D.C. near the new sports arena, and in Long Beach, California.

         All remaining restaurant openings planned for 1997 are either under construction or are in the permitting phase prior to construction. The company has historically leased its facilities and plans to lease sites for a majority of its future restaurant locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.

         Future operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short period of time. Additionally, new restaurants incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Preopening costs, which are incurred prior to opening a new restaurant but amortized over the first 12 months after opening, are one example of these increased costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                           Percentage of Revenues
                                                                           ----------------------
                                                                             Three Months Ended
                                                                             ------------------

                                                                           March 30,       March 31,
                                                                             1997            1996
                                                                             ----            ----
INCOME STATEMENT DATA:
REVENUES:
    Old Chicago restaurants.....................................             50.1%            52.5%
    Rock Bottom Restaurant & Brewery restaurants................             49.9             47.5
                                                                            -----            -----
              Total revenues....................................            100.0            100.0
                                                                            -----            -----
OPERATING EXPENSES:
    Cost of sales...............................................             24.8             24.5
    Restaurant salaries and benefits............................             33.2             33.5
    Operating expenses..........................................             20.7             21.4
    Selling expenses............................................              3.8              4.1
    General and administrative .................................              5.5              5.9
    Depreciation and amortization...............................              7.7              7.3
                                                                            -----            -----
              Total operating expenses..........................             95.7             96.7
                                                                            -----            -----
INCOME FROM OPERATIONS..........................................              4.3              3.3
Equity in joint venture earnings                                              0.2              0.0
Interest income.................................................              0.0              0.6
Interest expense................................................             (0.8)            (0.3)
Other (income) expense, net.....................................              0.0              0.0
                                                                            -----            -----
INCOME BEFORE TAXES.............................................              3.7              3.6
Provision for income taxes......................................              1.1              1.1
                                                                            -----            -----
NET INCOME......................................................              2.6%             2.5%
                                                                            =====            =====

RESTAURANT DATA:
    Restaurants open (end of period):
    Old Chicago restaurants.....................................               37               27
    Rock Bottom Restaurant & Brewery restaurants................               16               10
                                                                            -----            -----
              Total.............................................               53               37
                                                                            =====            =====
    Restaurant operating weeks:
    Old Chicago restaurants.....................................              465              327
    Rock Bottom Restaurant & Brewery restaurants................              192              130
                                                                            -----            -----
              Total.............................................              657              457
                                                                            =====            =====

QUARTER ENDED MARCH 30, 1997 AS COMPARED TO QUARTER ENDED MARCH 31, 1996

         Revenues. Revenues increased $9.2 million (39%) to $32.7 million in the quarter ended March 30, 1997 from $23.5 million for the comparable quarter in 1996. This increase is due primarily to revenues generated by the ten new Old Chicago restaurants and six new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the first quarter of 1996. Additionally, comparable restaurant sales for the first quarter were up 2% for the Company in total. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased to 49.9% in the quarter ended March 30, 1997 from 47.5% in the quarter ended March 31, 1996. Although the Company opened only six Rock Bottom Restaurant & Brewery restaurants during the last 12 months as compared to ten Old Chicago restaurants, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage. The Company expects revenues from the Rock Bottom Restaurant & Brewery restaurants to comprise an even greater percentage of the Company's total revenues throughout 1997 as the same number of brewery and Old Chicago restaurant openings are planned for 1997.

         AWS for the Old Chicago restaurants during the first quarter of 1997 were $35,227 as compared to $37,737 during the first quarter of 1996. The decrease in AWS of $2,510 (6.7%) is primarily due to two factors. First, comparable restaurant sales were down 2.3% which reflects the impact of a very competitive restaurant environment industry wide. This decrease is also attributable to six restaurants that generate AWS below the Company's targeted restaurant model. These restaurants, all of which were opened or selected for opening during 1995, incurred AWS of $28,805 during the first quarter of 1997 as compared to $33,345 during the first quarter of 1996, a 14% decrease. The Company continues to implement various local marketing programs for these restaurants to increase sales back to their previous levels. Although there can be no assurance that such programs will impact sales as planned, these restaurants have experienced a 9.5% increase in AWS since the fourth quarter of 1996, increasing from $26,300 to $28,805 in the first quarter of 1997.

         AWS for the Rock Bottom Restaurant & Brewery restaurants during the first quarter were $84,956 as compared to $85,939 during the first quarter of 1996. Although comparable restaurant sales for the brewery restaurants were up 7% from 1996, only one third of this concept's total restaurants are included in this analysis. The increase in comparable restaurant sales was offset by an anticipated decrease in AWS for certain newer brewery restaurants that were designed to operate at a slightly smaller capacity than certain of the Company's previous restaurants. As the Company may continue to design certain of its new brewery restaurants in the future with this reduced capacity, slight decreases in AWS may continue to be experienced over time.

         Cost of Sales. Cost of sales, which consists of food, beverage, and merchandise costs, increased $2.3 million (40.6)% to $8.1 million in the first quarter of 1997 from $5.8 million in the first quarter of 1996, and increased as a percentage of revenues to 24.8% in the first quarter of 1997 as compared to 24.5% in the first quarter of 1996. This variance is due primarily to slight increases in certain commodity prices during the first quarter of 1997 (particularly beef and pork products), and to increases in food cost of sales as a percentage of food revenues for recently opened brewery restaurants.
These restaurants typically incur significantly higher food costs of sales during their first several months of operations due to the more complex menu items. During the first quarter of 1997, there were a greater number of new brewery restaurants in the mix than in the prior year.

         Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $3.0 million (37.8%) to $10.9 million in the first quarter of 1997 from $7.9 million in the first quarter of 1996. Restaurant salaries and benefits decreased as a percentage of revenues to 33.2% in 1997 compared to 33.5% in 1996. Similar to prior quarters, this decrease is primarily due to a decrease in labor costs for the brewery
restaurants.   Such decrease was the result of sophisticated labor scheduling software implemented during the second quarter of 1996, as well as reductions in management and kitchen labor due to more experienced restaurant operators and the reengineering of menu items to reduce preparatory time. The Company is also evaluating upgraded labor scheduling software for the Old Chicago restaurants which would computerize some of the manual procedures now performed. Selection and implementation of such software is anticipated for later in 1997.

         Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $1.8 million (34.9%) to $6.8 million in the first quarter of 1997 from $5.0 million for the same period in 1996. As a percentage of revenues, such expenses decreased from
21.4% in the first quarter of 1996 to 20.7% in the same period of 1997.   This
decrease was principally due to a reduction in 1997 insurance premium rates, particularly workmen's compensation insurance, as well as a continued emphasis on cost control measures in numerous areas of restaurant operations.

         Selling Expenses. Selling expenses increased $.3 million (30.9%) to $1.3 million in the first quarter of 1997 from $1.0 million for the same period in 1996. As a percentage of revenues, such expenses decreased to 3.8% in the first quarter of 1997 from 4.1% for the same period in 1996. The Company's policy is to reward customers on special occasions with complimentary food or beverages as a primary means of advertising. The decrease in selling expenses as a percentage of revenues is due primarily to increased monitoring of the amount of such complimentary food and beverages given to customers.

         General and Administrative ("G&A"). G&A expenses increased $.4 million (30.6%) to $1.8 million in the first quarter of 1997 compared to $1.4 million in the first quarter of 1996, and decreased as a percentage of revenues to 5.5% in the first quarter of 1997 from 5.9% for the same quarter in 1996. The increase in amount primarily reflects personnel additions in the areas of marketing, training, information systems, supervision, accounting, finance and senior management due to the Company's continuing expansion program. Additionally, G&A expense for the first quarter of 1997 includes the expense associated with restricted stock awards made in February 1997 to the Company's executive management team for bonuses earned in 1996. The decrease of .4% as a percentage of revenues is due primarily to efficiencies gained in administering a larger number of restaurants.


         Depreciation and Amortization ("D&A"). D&A, including amortization of preopening expenses, increased $.8 million (45.3%) to $2.5 million in the first quarter of 1997 from $1.7 million for the comparable period in 1996. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 4.9% during the first quarter of 1997 as compared to 4.1% in the comparable period of 1996. Preopening expense amortization was

2.8% as a percentage of revenues in the first quarter of 1997 as compared to 3.2% in the comparable period of 1996.

         The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for the Old Chicago group, increased depreciation expense associated with a greater number of corporate assets resulting from the company's continued expansion program, and increased amortization of intangible assets including goodwill associated with the investment in joint venture. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurants (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the first quarter of 1997, preopening expense was being amortized for approximately the same number and type of restaurants as in the first quarter of 1996, while total sales were up 39%, resulting in the .4% decrease in preopening expense amortization as a percentage of revenues.

         Equity in Joint Venture Earnings. The 1997 equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of its investment in joint venture. See Note 3 of Notes to Condensed Consolidated Financial Statements.

         Interest Expense / Interest Income. Interest expense for the first quarter of 1997 increased $182,738 from the first quarter of 1996. Additionally, interest expense of approximately $119,000 was capitalized to construction costs. The increase in interest expense is primarily attributable to an increase in long-term debt of $17.6 million from the first quarter of 1996. Interest income primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995. Such proceeds were used for the construction of new restaurants during 1996, resulting in the decrease to interest income during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flows for the three months ended March 30, 1997, and March 31, 1996:

                                                                                        THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                       1997          1996
                                                                                  ----------------------------
                         Net cash provided by operating activities                $  5,241,184     $   766,267
                         Net cash used in investing activities                     (11,020,894)     (3,106,260)
                         Net cash provided by financing activities                   6,523,277          36,006
                         Increase (decrease) in cash and cash equivalents              743,567      (2,303,987)
                         Cash and cash equivalents, end of period                      743,567       1,251,354

         The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last three years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. Net cash used in investing activities during the first quarter of 1997 and 1996 included total capital expenditures of $11.1 million and $5.2 million, respectively. Although the Company opened the same number of total restaurants in each three-month period, the first quarter of 1997 included two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants as compared to four Old Chicago restaurants in the first quarter of 1996. Because the Rock Bottom Restaurant & Brewery restaurants have a much greater investment cost than Old Chicago restaurants, total capital expenditures increased. Additionally, investing activities in 1996 included a $2.1 million source of cash for short-term investments liquidated during that period.

       Net cash provided by financing activities increased during the first quarter of 1997 primarily due to $6.7 million in borrowings under the Company's Credit Facility. During February 1997, the Company amended its Credit Facility to increase the maximum borrowings available from $20 million to $25 million.
As of March 30, 1997, the Company had $15.2 million outstanding and $9.8 million available under the amended Credit Facility.

       The Company has purchased five Old Chicago restaurant sites and two Rock Bottom Restaurant & Brewery sites and may purchase additional restaurant sites in the future. An additional Rock Bottom Restaurant & Brewery site was purchased during the first quarter of 1997, however the Company intends to enter into a sale/leaseback transaction for this property during the second quarter of 1997.

         The Company estimates that total capital expenditures for 1997, excluding preopening costs and real estate purchases, will be approximately $29 million, of which the cost of new restaurants will be approximately $23.5 million (including the two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants opened during the first quarter). The remaining $5.5 million is the amount estimated for routine capital expenditures and remodels of existing restaurants, and for other corporate requirements.

         The Company may continue to seek additional sources of debt or equity financing for its continuing expansion, although there can be no assurance that such funds will be available on favorable terms, if at all. The Company believes that its existing cash balances, cash flow generated from operations and funds available under the Credit Facility will be sufficient to satisfy its currently anticipated cash needs for fiscal 1997. However, results of operations may be affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors. There can also be no assurance that budgeted capital expenditures will be sufficient for current development plans or that the costs of acquiring sites and opening new restaurants will not increase in the future.

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

IMPACT OF INFLATION

         Substantial increases in costs and expenses, particularly food, supplies, labor (including changes in minimum wage rates) and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected operating results during the past three years.




                          PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit 10.1 - Amendment to  Loan Agreement between Norwest
                    Bank Colorado, National Association, First Security Bank of Idaho, N.A., and West One Bank, Idaho to Rock Bottom Restaurants, Inc., dated February 24, 1997

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ROCK BOTTOM RESTAURANTS, INC.
                                          (Registrant)



May 13, 1997                              By: William S. Hoppa
                                          -------------------------------
                                              William S. Hoppa
                                              Executive Vice President and
                                              Chief financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                                Description
-------                              -----------

10.1                   Amendment to Loan Agreement between Norwest Bank
                       Colorado, National Association, First Security Bank of Idaho, N.A., and West One Bank, Idaho to Rock Bottom
                       Restaurants, Inc., dated February 24, 1997

27                     Financial Data Schedule