Form 10-Q
period 1997-06-29
ROCK BOTTOM RESTAURANTS INC
filed 1997-08-13
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                           Commission File No. 0-24502



                          ROCK BOTTOM RESTAURANTS, INC.
           (Exact name of the registrant as specified in its charter)



                               Delaware 84-1265838
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)


                248 Centennial Parkway, Suite # 100, Louisville,
                 Colorado 80027 (Address of principal executive
                               offices) (Zip Code)

                                 (303) 664-4000
                         (Registrant's telephone number
                              including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes    X                  No ______

As of August 12, 1997, the Registrant had outstanding 8,007,260 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                     FOR THE SIX MONTHS ENDED JUNE 29, 1997
                     --------------------------------------


                                                                          Page
                                                                          ----


Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets-
                      June 29, 1997 and December 29, 1996                 3-4

                  Condensed Consolidated Statements of Operations-
                      Three Months and Six Months Ended
                      June 29, 1997 and June 30, 1996                       5

                  Condensed Consolidated Statements of Cash Flows-          6
                      Six Months Ended June 29, 1997 and June 30, 1996

                  Notes to Condensed Consolidated Financial Statements    7-8

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      9-17

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      18

         Item 6.  Exhibits and Reports on Form 8-K                         19

         Signature page                                                    20

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        -------------------------------------


                                                                                     June 29,        December 29,
               ASSETS                                                                 1997              1996
               ------                                                             -------------------------------
                                                                                    (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                   $     1,738,124   $       -
    Accounts receivable                                                                 850,761          747,762
    Accounts receivable--affiliates                                                     114,997          101,342
    Preopening costs, net                                                             3,013,662        2,552,185
    Inventories                                                                       2,600,122        2,206,139
    Prepaids and other current assets                                                 1,599,356        1,253,124
                                                                                    -----------       ----------

           Total current assets                                                       9,917,022        6,860,552
                                                                                    -----------       ----------

PROPERTY AND EQUIPMENT:
    Land                                                                              6,679,212        5,021,927
    Buildings                                                                         3,653,660        3,653,660
    Leasehold and building improvements                                              48,827,163       38,380,894
    Furniture, fixtures and equipment                                                36,949,329       30,460,508
    Construction-in-progress                                                          6,838,639        4,700,360
    Accumulated depreciation and amortization                                       (13,388,975)      (9,942,059)
                                                                                    -----------      -----------

           Total property and equipment, net                                         89,559,028       72,275,290
                                                                                    -----------      -----------

INVESTMENT IN JOINT VENTURE, net                                                      5,431,691        5,348,729
                                                                                    -----------      -----------

OTHER ASSETS                                                                            650,496          463,368
                                                                                    -----------       ----------

TOTAL ASSETS                                                                      $ 105,558,237     $ 84,947,939
                                                                                    ===========       ==========

See accompanying notes.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        -------------------------------------

                                                                                     June 29,        December 29,
             LIABILITIES                                                              1997               1996
             -----------                                                          --------------------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
    Accounts payable-
        Trade                                                                   $     3,939,526     $  1,680,714
        Construction projects                                                           532,781          516,357
        Affiliates                                                                       -                 9,483
    Accrued payroll and payroll taxes                                                 2,416,608        1,605,980
    Accrued taxes other than income tax                                                 360,086        1,027,920
    Other accrued expenses                                                            1,231,265          963,413
    Current deferred income taxes                                                       503,607          515,232
    Current portion of long-term debt                                                   568,586          575,199
    Current portion of obligations under capital leases                                 399,214          697,992
                                                                                    -----------       ----------

           Total current liabilities                                                  9,951,673        7,592,290

REVOLVING LINE OF CREDIT                                                             24,700,000        8,500,000
LONG-TERM DEBT                                                                        2,456,500        2,488,420
OBLIGATIONS UNDER CAPITAL LEASES                                                        662,385          673,987
DEFERRED INCOME TAXES                                                                   351,868          356,510
                                                                                    -----------       ----------

           Total liabilities                                                         38,122,426       19,611,207

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                                           -                -
    Common stock - $.01 par value, 15,000,000 shares
        authorized, 7,942,115 and 7,905,451 issued
        and outstanding                                                                  79,421           79,055
    Additional paid-in capital                                                       57,071,435       56,774,747
    Retained earnings                                                                10,284,955        8,482,930
                                                                                    -----------       ----------

           Total stockholders' equity                                                67,435,811       65,336,732
                                                                                    -----------       ----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                       $ 105,558,237     $ 84,947,939
                                                                                    ===========       ==========

See accompanying notes.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------
                                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                    -------------------------          -------------------------

                                                    June 29,       June 30,           June 29,        June 30,
                                                      1997           1996               1997            1996
                                                      ----           ----               ----            ----
REVENUES:
    Old Chicago restaurants                       $ 18,277,475   $ 14,845,253        $ 34,658,037   $ 27,185,275
    Rock Bottom Restaurant & Brewery
        restaurants                                 19,154,236     11,568,822          35,465,813     22,740,827
                                                    ----------     ----------          ----------     ----------

           Total revenues                           37,431,711     26,414,075          70,123,850     49,926,102
                                                    ----------     ----------          ----------     ----------

OPERATING EXPENSES:
    Cost of sales                                    9,268,041      6,547,199          17,363,157     12,304,652
    Restaurant salaries and benefits                12,904,244      8,669,006          23,758,012     16,544,661
    Operating expenses                               7,371,896      5,593,179          14,144,660     10,614,033
    Selling expenses                                 1,386,988        993,749           2,643,015      1,953,017
    General and administrative                       1,884,605      1,550,712           3,703,441      2,943,018
    Depreciation and amortization                    2,968,455      1,785,586           5,472,438      3,508,619
                                                   -----------    -----------         -----------    -----------

           Total operating expenses                 35,784,229     25,139,431          67,084,723     47,868,000
                                                    ----------     ----------         -----------    -----------

INCOME FROM OPERATIONS                               1,647,482      1,274,644           3,039,127      2,058,102

Equity in joint venture earnings                        75,000           -                150,000           -
Interest expense                                      (397,493)       (61,366)           (653,012)      (134,147)
Interest income                                          5,249         66,737               7,102        199,879
Other income (expense)                                       9           (624)                 12           (768)
                                                  ------------   ------------         -----------    -----------

INCOME BEFORE TAXES                                  1,330,247      1,279,391           2,543,229      2,123,066

PROVISION FOR INCOME TAXES                             388,430        396,603             741,204        658,142
                                                  ------------   ------------         -----------    -----------

NET INCOME                                      $      941,817 $      882,788      $    1,802,025  $   1,464,924
                                                  ============   ============         ===========    ===========

NET INCOME PER SHARE                                      $.12           $.12                $.23           $.20
                                                           ===            ===                 ===            ===

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                 8,056,300       7,519000           8,026,100      7,513,000
                                                     =========       ========           =========      =========


See accompanying notes.

                              ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                              ----------------------------------------------

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------

                        FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                        --------------------------------------------------------
                                               (unaudited)

                                                                                       1997              1996
                                                                                     -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $   1,802,025    $   1,464,924
    Adjustments to reconcile net income to net cash
        provided by operating activities-
           Equity in joint venture earnings                                            (150,000)         -
           Depreciation and amortization                                              5,472,437        3,508,619
           Deferred income tax (benefit) provision                                      (16,267)          25,000
           Increase in accounts receivable                                             (102,999)        (116,323)
           Increase in inventories                                                     (393,983)        (223,102)
           (Increase) decrease in prepaids and other assets                            (574,772)          26,372
           Expenditures for preopening costs                                         (2,378,548)      (1,529,247)
           Increase in accounts payable                                               2,275,236        1,365,574
           Increase in accrued expenses                                                 410,646          196,925
                                                                                  -------------     ------------

               Net cash provided by operating activities                              6,343,775        4,718,742
                                                                                  -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                             (20,730,654)     (11,919,964)
    Advances to officers and affiliates, net                                            (23,138)              20
    (Purchase) sale of short-term investments, net                                     -               7,790,442
                                                                                  -------------     ------------

           Net cash used in investing activities                                    (20,753,792)      (4,129,502)
                                                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                     16,200,000            -
    Repayments of long-term debt                                                        (38,533)         (21,395)
    Repayments of capital lease obligations                                            (310,380)        (325,410)
    Issuance of common stock                                                            297,054          266,664
                                                                                   ------------     ------------

           Net cash provided by (used in) financing activities                       16,148,141          (80,141)
                                                                                   ------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,738,124          509,099

CASH AND CASH EQUIVALENTS, beginning of period                                                0        3,555,341
                                                                                   ------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                         $    1,738,124   $    4,064,440
                                                                                  =============    =============


                             See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JUNE 29, 1997
                                  -------------
                                   (Unaudited)

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 1997, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 29, 1997, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)      REVOLVING LINE OF CREDIT
         ------------------------

         In February, 1997, the Company amended its bank revolving credit facility (the "Credit Facility") to increase maximum borrowings available from $20 million to $25 million, and to amend certain covenants and financial ratios. All other terms, conditions, and restrictions remained substantially the same. The total amount outstanding under the Credit Facility as of June 29, 1997, was $24.7 million.

         Subsequent to June 29, 1997, the Company amended the Credit Facility for a second time to increase maximum borrowings available from $25 million to $40 million. Additional changes to the Credit Facility included modification of certain financial covenants and ratios, extension of the revolving credit period from July 2, 1998 to July 28, 1999, elimination of the provision to automatically convert the Credit Facility into a three year fully amortizing term loan at the end of the revolving credit period, and inclusion of a sliding interest rate schedule based on the Company's ratio of total debt to cash flow. Interest accrues under the revised rates at either prime to prime plus .5%, or at the Company's election, at LIBOR plus 1.5% to LIBOR plus 2.5%.

(3)    INVESTMENT IN JOINT VENTURE
       ---------------------------

       In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates four brewery restaurants in the southeastern United States under the name Big River Grille & Brewing Works and one additional restaurant in Atlanta, Georgia under the name Rock Bottom Restaurant & Brewery. The Company's investment in Trolley Barn is accounted for under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of the acquisition and is being amortized over 35 years. Accumulated amortization at June 29, 1997 of $133,378 is netted against the investment.

(4)    SUBSEQUENT EVENT
       ----------------

       Subsequent to June 29, 1997, the Company announced a strategic plan to reduce its future restaurant expansion by opening six Rock Bottom Restaurant & Brewery restaurants and no Old Chicago restaurants during fiscal 1998 as compared to opening seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants during fiscal 1997. In connection with the implementation of this strategy, the Company expects to incur a pre-tax charge in the third quarter of 1997 ranging from approximately $3 million to $5 million related to write-downs of certain underperforming restaurant assets and costs associated with streamlining its headquarters operations in response to the reduction in future growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the "Safe Harbor" Provision of the Private
---------------------------------------------------------------------
  Securities Litigation Reform Act of 1995
  ----------------------------------------

     Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include, among others;

               - Restaurant expansion plans;
               - Efforts to improve overall execution in Old Chicago
                 restaurants by narrowing the gap in AWS while
                 developing consistent profitability within the concept;
               - Reductions in expenses for cost of sales and labor as a
                 percentage of revenues for the new brewery restaurants;
               - Completion of sale/leaseback transactions for purchased
                 real estate;
               - Estimated capital  expenditures;
               - Ability to generate sufficient  cash from  operations;
               - Ability to compete effectively within the restaurant industry;

     Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; increasing costs associated with new restaurant construction, or developing a significant number of new restaurants over a relatively short period of time; delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; ability of Trolley Barn to open restaurants or conduct operations as anticipated; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the Company's markets; general economic conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
--------

         As of June 29, 1997, the Company operated 19 Rock Bottom Restaurant & Brewery restaurants and 41 Old Chicago restaurants, an increase of 11 restaurants from the end of the preceding fiscal year. The Company's 1997 expansion plans include opening a total of seven Old Chicago restaurants and seven Rock Bottom Restaurant & Brewery restaurants as follows.

10

                    Proposed New Restaurant Opening Schedule

                           (Actual)    (Actual)
                          Qtr. Ended  Qtr. Ended   Qtr. Ended  Qtr. Ended  Total
                            3/30/97     6/29/97      9/28/97    12/28/97    1997
                            -------     -------      -------    --------    ----
Old Chicago restaurants      2           4           1           -            7
Rock Bottom Restaurant
 & Brewery restaurants       2           3           2           -            7
                            --          --          --          --           --
         Total restaurants   4           7           3           -           14
                            ==          ==          ==          ==           ==

     Old Chicago restaurants opened in the second quarter of 1997 are located in Boise, Idaho; Tucson, Arizona; Rockford, Illinois and Duluth, Minnesota. Second quarter Rock Bottom Restaurant & Brewery restaurant openings occurred in Fresno and Long Beach,California, and in Washington D.C. During July 1997, the Company completed its remaining development schedule for Old Chicago restaurants with the seventh restaurant opening in Hillsboro, Ore. Third quarter openings for Rock Bottom Restaurant & Brewery restaurants include Denver, Colorado (also opened in July) and Des Moines, Iowa (opening in late September).

     Subsequent to June 29, 1997, the Company announced a strategic plan to reduce its future restaurant expansion by opening six Rock Bottom Restaurant & Brewery restaurants and no Old Chicago restaurants during fiscal 1998 (see "Liquidity and Capital Resources"). The Company has historically leased its restaurant facilities and plans to lease sites for a majority of its future locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.

     During July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates four brewery restaurants in the southeastern United States under the name Big River Grille & Brewing Works, and opened its fifth restaurant in June 1997 under the Rock Bottom Restaurant & Brewery name in Atlanta, Georgia. Trolley Barn's remaining 1997 development plans include opening a second restaurant under the Rock Bottom Restaurant & Brewery name in Charlotte, North Carolina in the fourth quarter. Failure of Trolley Barn to open restaurants or conduct operations as anticipated could adversely affect the Company's earnings and could hinder the Company's expansion.

     The Company's new restaurants typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Additionally, operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short period of time. As of August 12, 1997, the Company had completed 13 of the 14 restaurants planned for 1997. This rapid expansion, particularly of the brewery restaurants which increased from 14 restaurants at the end of 1996 to 20 restaurants currently, resulted in higher operating costs during the first six months of 1997. Preopening costs, which are incurred prior to opening a new restaurant but amortized over the first 12 months after opening, and restaurant salaries and benefits are two examples of these increased costs.

     Additionally, the Company operates in an extremely competitive environment. Competitive factors include price-value, service, location, quality, selection and atmosphere. Many competitors of the Company are well established and have substantially greater financial and other resources than does the Company. Also, the restaurant industry generally, and the Company in particular, is affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns.

Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement data, and certain restaurant data:

                                                                                    Percentage of Revenues
                                                                    ------------------------------------------------
                                                                       Three Months Ended         Six Months Ended
                                                                       ------------------         ----------------
                                                                    June 29,       June 30,    June 29,      June 30,
                                                                      1997           1996        1997          1996
                                                                      ----           ----        ----          ----
Income Statement Data:
Revenues:
   Old Chicago restaurants..................................          48.8%          56.2%       49.4%         54.5%
   Rock Bottom Restaurant & Brewery restaurants.............          51.2           43.8        50.6          45.5
                                                                     -----          -----       -----         -----

        Total revenues......................................         100.0          100.0       100.0         100.0
                                                                     -----          -----       -----         -----
Operating Expenses:
   Cost of sales............................................          24.8           24.8        24.8          24.6
   Restaurant salaries and benefits.........................          34.5           32.8        33.9          33.1
   Operating expenses.......................................          19.7           21.2        20.2          21.3
   Selling expenses.........................................           3.7            3.8         3.8           3.9
   General and administrative expenses......................           5.0            5.9         5.3           5.9
   Depreciation and amortization............................           7.9            6.7         7.8           7.0
                                                                     -----          -----       -----         -----

        Total operating expenses............................          95.6           95.2        95.7          95.8
                                                                     -----          -----       -----          ----

Income From Operations......................................           4.4            4.8         4.3           4.2
Equity in joint venture earnings............................           0.2            --          0.2            --
Interest expense............................................          (1.1)          (0.2)       (0.9)         (0.3)
Interest income.............................................            --            0.3         --            0.4
Other (income) expense, net.................................            --            --          --             --
                                                                     -----          -----       -----         -----

Income Before Taxes.........................................           3.5            4.8         3.6           4.3
Provision for income taxes..................................           1.0            1.5         1.0           1.3
                                                                     -----          -----       -----         -----

Net Income .................................................          2.5%           3.3%        2.6%           3.0%
                                                                      ===            ===         ===            ===


Restaurant Data:
   Restaurant operating weeks:
   Old Chicago restaurants..................................            503          376         968            703
   Rock Bottom Restaurant & Brewery restaurants.............            225          132         417            262
                                                                        ---          ---       -----            ---
        Total...............................................            728          508       1,385            965
                                                                        ===          ===       =====            ===
   Restaurants open (end of period):
   Old Chicago restaurants..................................                                      41             30
   Rock Bottom Restaurant & Brewery restaurants.............                                      19             11
                                                                                                  --            ---
           Total............................................                                      60             41
                                                                                                  ==             ==

Revenues

     Revenues increased $11.0 million (41.7%) to $37.4 million in the quarter ended June 29, 1997 from $26.4 million for the comparable quarter in 1996. For the six months ended June 29, 1997, revenues increased $20.2 million (40.5%) to $70.1 million from $49.9 million for the comparable period in 1996. These increases are due primarily to revenues generated by the 11 new Old Chicago restaurants and eight new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the second quarter of 1996. These increases were offset somewhat by a decrease in comparable restaurant sales which were down 3% for the second quarter and less than 1% year to date. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased to 51.2% for the quarter ended June 29, 1997 as compared to 43.8% in the comparable period of 1996, and for the six months ended June 29, 1997 increased to 50.6% from 45.5% in the first six months of 1996. Although the Company opened only eight Rock Bottom Restaurant & Brewery restaurants during the last 12 months as compared to 11 Old Chicago restaurants, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage. The Company expects that the percentage of revenues contributed by the Rock Bottom Restaurant & Brewery restaurants will continue to increase throughout 1997 as the same number of brewery and Old Chicago restaurants will open during the year.

     AWS for the Old Chicago restaurants during the second quarter of 1997 were $36,337 as compared to $39,482 during the second quarter of 1996 (a decrease of 8%), and $35,803 for the first six months of 1997 as compared to $38,670 for the comparable period in 1996 (a decrease of 7.4%). Comparable restaurant sales for Old Chicago were down 5.6% during the second quarter of 1997 and 4.1% for the first six months of 1997. These decreasing trends in AWS and comparable restaurant sales for the Old Chicago restaurants continue to reflect the ever increasing competitive nature of the restaurant industry. Management also believes that the uneven sales performance in its Old Chicago restaurants, which have AWS currently ranging from $60,000 to $20,000, indicates inconsistent execution of the concept at certain locations. As a result, the Company is implementing an extensive analysis of its Old Chicago restaurants covering all aspects of operations including hiring and training of new staff, restaurant maintenance and cleanliness, local restaurant marketing promotions, menu merchandising, service standards and food quality and consistency. The Company believes the results of this program will direct management's efforts towards improving overall execution in each restaurant by narrowing the gap in AWS while developing consistent profitability within the Old Chicago restaurant concept.

     AWS for the Rock Bottom Restaurant & Brewery restaurants during the second quarter of 1997 were $85,130 as compared to $87,643 during the second quarter of 1996 (a decrease of 3%), and $85,050 for the first six months of 1997 as compared to $86,797 for the comparable period in 1996 (a decrease of 2%). Comparable restaurant sales for the brewery restaurants were up nearly 1% for the second quarter, and up 3.9% for the first six months of 1997, with one-third of this concept's total restaurants included in the analysis. The increase in comparable restaurant sales was offset by an anticipated decrease in AWS for certain newer brewery restaurants that were designed to operate at a slightly lower capacity than certain of the Company's previous restaurants. Approximately one-half of the Company's 19 brewery restaurants open as of June 29, 1997 were operating, as designed, with AWS of less than $85,000. As the Company will continue to design certain of its new brewery restaurants with this reduced capacity, decreases in AWS will continue to be experienced in the future.

Cost of Sales

     Cost of sales, which consists of food, beverage, and merchandise costs, increased $2.7 million (41.6%) to $9.3 million in the second quarter of 1997 from $6.5 million in the second quarter of 1996, and remained flat as a percentage of revenues at 24.8%. For the six months ended June 29, 1997, cost of sales increased $5.1 million (41.1%) to $17.4 million from $12.3 million in the comparable period of 1996, and as a percentage of revenues increased slightly to 24.8% from 24.6% in the comparable period of 1996.

     The increase in cost of sales as a percentage of revenues for the first six months of 1997 is due primarily to slight increases in certain commodity prices (particularly beef and pork products), and to increases in food cost of sales as a percentage of food revenues for the five brewery restaurants opened during this period. New brewery restaurants typically incur significantly higher food costs of sales during their first several months of operation due to complexity of the menu items. There were no brewery restaurants opened during the first six months of 1996. Increases in these costs were offset somewhat in the second quarter of 1997 by greater purchasing efficiencies than in the second quarter of 1996, resulting in similar cost of sales as a percentage of revenues in these two periods. As the new brewery restaurants begin to achieve operational efficiencies, the Company expects that cost of sales as a percentage of revenues may decrease slightly over time.

Restaurant Salaries and Benefits

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $4.2 million (48.9%) to $12.9 million in the second quarter of 1997 from $8.7 million in the second quarter of 1996. For the six months ended June 29, 1997 salaries and benefits increased $7.2 million (43.6%) to $23.7 million from $16.5 million in the comparable period of 1996. Restaurant salaries and benefits as a percentage of revenues increased in both periods to 34.5% in the second quarter of 1997 as compared to 32.8% in the second quarter of 1996, and to 33.9% for the six month period ended June 29, 1997 from 33.1% for the comparable period of 1996.

     Although the Company realized lower labor costs in the first part of 1997 as compared to 1996 due to the impact of sophisticated labor scheduling systems previously installed in the Rock Bottom Restaurant & Brewery restaurants, significantly higher labor costs associated with new brewery restaurants opened in the first six months of 1997 resulted in an increase to salaries and benefits as a percentage of revenues. Similar to cost of sales, the Company expects that labor costs in the brewery restaurants will decline over time as these new restaurants begin to achieve operational efficiency. Additional increases in labor costs reflect the decrease in AWS for the Old Chicago restaurants resulting in higher management and kitchen labor as a percentage of revenues. Although the Company was previously evaluating upgraded labor scheduling software for the Old Chicago restaurants, selection and implementation of such software has been postponed awaiting results of the operational analysis in each Old Chicago restaurant to determine where the additional investment would be most beneficial.

     Federal legislation adopted October 1, 1996 provides for an additional increase to the minimum wage rate of $.40 per hour to $5.15 per hour effective September 1, 1997. This legislation also provided for an additional increase to the Federal tip credit by the same amount, so that the federal minimum wage paid to tipped employees will not increase. Although the Company has not quantified the impact of such additional wage increase, a majority of the Company's restaurants operate in states which have wage laws consistent with the Federal minimum wage laws, and most non-tipped employees are currently paid above the minimum wage rate.

Operating Expenses

     Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $1.8 million (31.8%) to $7.4 million in the second quarter of 1997 from $5.6 million for the same period in 1996. For the six months ended June 29, 1997, operating expenses increased $3.5 million (33.3%) to $14.1 million from $10.6 million in the comparable period of 1996. As a percentage of revenues, such expenses decreased to 19.7% in the second quarter of 1997 from 21.2% for the same period in 1996, and to 20.2% for the six month period ended June 29, 1997 from 21.3% for the comparable period in 1996. These decreases were principally due to a reduction in 1997 insurance premium rates, particularly workmen's compensation insurance, as well as a continued emphasis on cost control measures in numerous areas of restaurant operations.

General and Administrative ("G&A")

     G&A expense increased $.3 million (21.5%) to $1.9 million in the second quarter of 1997 compared to $1.5 million in the second quarter of 1996, and increased $.8 million (25.8%) to $3.7 million for the sixth month period ending June 29, 1997 from $2.9 million for the comparable period in 1996. As a percentage of revenues, such expenses decreased to 5.0% in the second quarter of 1997 from 5.9% for the same period of 1996, and to 5.3% for the six months ended June 29, 1997 from 5.9% for the comparable period in 1996. The increase in amount primarily reflects personnel additions in the areas of marketing, training, information systems, supervision, accounting, finance and senior management due to the Company's continuing expansion program. The decrease in G&A expense as a percentage of revenues is due primarily to efficiencies gained in administering a larger number of restaurants. Subsequent to June 29, 1997, the Company made personnel reductions in an effort to streamline its headquarters operations in anticipation of a reduction in future growth plans (see "Liquidity and Capital Resources").

Depreciation and Amortization ("D&A")

     D&A, including amortization of preopening expenses, increased $1.2 million (66.2%) to $3.0 million in the second quarter of 1997 from $1.8 million for the comparable period in 1996, and increased $2.0 million (56%) to $5.5 million for the sixth month period ending June 29, 1997 from $3.5 million for the comparable period in 1996. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 5.1% during the second quarter of 1997 as compared to 4.1% in the comparable period of 1996, and 5.0% for the six month period ending June 29, 1997 as compared to 4.1% for the comparable period in 1996. Preopening expense amortization was 2.9% as a percentage of revenues in the second quarter of 1997 as compared to 2.6% in the comparable period of 1996, and 2.8% for the six month period ending June 29, 1997 as compared to 2.9% for the comparable period in 1996.

     The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for both concepts, increased depreciation expense associated with a greater number of corporate assets resulting from the Company's continued expansion program, and increased amortization of intangible assets including goodwill associated with the investment in joint venture. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the second quarter of 1997, preopening expense was being amortized for a much larger base of Rock Bottom Restaurant & Brewery restaurants than in the second quarter of 1996, resulting in the increase to preopening expense amortization as a percentage of revenues. Such increase was offset somewhat in both the second quarter of 1997 and in the first six months of 1997 by amortizing preopening expense for a similar number of Old Chicago restaurants both in 1997 and 1996 while revenues from this concept had increased by more than 20% in each period.

Equity in Joint Venture Earnings

     The 1997 equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley Barn (see Note 3 of Notes to Condensed Consolidated Financial Statements). Trolley Barn opened one additional restaurant in June 1997, and plans to open one more restaurant early in the fourth quarter. As a result, the Company anticipates that its equity interest in net after-tax earnings from Trolley Barn will increase slightly in the remaining two quarters of 1997.

Interest Expense / Interest Income

     Interest expense for the second quarter of 1997 increased $336,127 from the second quarter of 1996, and for the first six months of 1997 increased $518,865 from the comparable period of 1996. Additionally, interest expense of approximately $114,000 and $223,000 was capitalized to construction costs in the second quarter and six months ended June 29, 1997, respectively. The increase in interest expense is primarily attributable to an increase in long-term debt from the end of the second quarter of 1996, principally borrowings under the Company's Credit Facility of $24.7 million. Interest income primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995. Such proceeds were used for the construction of new restaurants during 1996, resulting in the decrease to interest income during 1997.

Liquidity and Capital Resources

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last three years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. The following table presents a summary of the Company's cash flows for the six months ended June 29, 1997, and June 30, 1996:

                                                        Six Months Ended
                                                  ------------------------------

                                                      1997               1996
                                                      ----               ----
 Net cash provided by operating activities        $   6,343,775    $  4,718,742
 Net cash used in investing activities              (20,753,792)     (4,129,502)
 Net cash provided by (used in) financing
   activities                                        16,148,141         (80,141)
 Increase in cash and cash equivalents                1,738,124         509,099
 Cash and cash equivalents, end of period             1,738,124       4,064,440

     Net cash used in investing activities during the first six months of 1997 and 1996 included total capital expenditures of $20.7 million and $11.9 million, respectively. This variance is primarily due to the number and type of restaurants opened in each six-month period. Although the Company opened one less Old Chicago restaurant in the first six months of 1997 than in 1996, it opened four additional Rock Bottom Restaurant & Brewery restaurants. Because Rock Bottom Restaurant & Brewery restaurants have a greater investment cost than Old Chicago restaurants, total capital expenditures increased significantly in 1997. Additionally, investing activities for the first six months of 1996 included a $7.8 million source of cash for short-term investments liquidated during that period.

     Net cash provided by financing activities increased during the first six months of 1997 primarily due to $16.2 million in borrowings under the Company's Credit Facility. During July 1997, the Company amended its Credit Facility for a second time to increase the maximum borrowings available from $25 million to $40 million and to amend certain other terms and covenants (see Note 2 of Notes to Condensed Consolidated Financial Statements). As of June 29, 1997, the Company had $24.7 million outstanding and $15.3 million available under the amended Credit Facility.


     Although the Company has historically leased its facilities, during the first six months of 1997, the Company purchased undeveloped land for two Rock Bottom Restaurant & Brewery restaurants. Such land was utilized to construct build-to-suit locations using the Company's newly introduced design prototype. The Company has executed contracts for a sale-leaseback for both locations, which will result in recovery of certain investment costs including the cost of the land. The Company estimates that the future cost to construct and open a brewery restaurant prototype, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $1.9 million, as compared to the estimated $2.6 to $3.0 million to construct and open a brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

     The Company estimates that total capital expenditures for 1997, excluding preopening costs, will be approximately $27 million, of which the cost of new restaurants will be approximately $22 million. The remaining $5 million is the amount estimated for routine capital expenditures and remodels of existing restaurants, and for general corporate purposes. There can be no assurance that these estimated capital expenditures will be sufficient for completion of current development plans or that they will not increase in the future.

     Subsequent to June 29, 1997, the Company announced a strategic plan to reduce its future restaurant expansion by opening six Rock Bottom Restaurant & Brewery restaurants and no Old Chicago restaurants during fiscal 1998 as compared to opening seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants during fiscal 1997. Although a majority of the Old Chicago restaurants currently operate at levels that meet management's sales and profits expectations, the Company will focus on correcting uneven performance in both sales and profitability before continuing to expand the Old Chicago concept. In connection with the reduction in future growth plans, the Company expects to incur a pre-tax charge in the third quarter of 1997 ranging from approximately $3 million to $5 million. Such charge is related to write-downs of certain underperforming restaurant assets and to costs associated with streamlining the Company's headquarters operations in response to the anticipated reduction in growth.

     The Company believes that its existing cash balances, cash flow generated from operations and funds available under the amended Credit Facility will be sufficient to satisfy its currently anticipated cash needs through fiscal 1998. However, results of operations may be affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors.

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

Impact of Inflation

     Although the Company does not believe inflation has materially affected operating results during the past three years, inflationary pressures could result in substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses. Additionally, increases to minimum wage rates have the potential to impact all aspects of the Company's business because of higher labor rates experienced by its suppliers and vendors. These labor rates could translate into higher costs for goods and services purchased by the Company. All such increases in costs and expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Stockholders was held on May 28, 1997.

         (b) The following directors were elected at the meeting :
                  Robert D. Greenlee
                  David M. Lux
                  Arthur Wong

              The following directors hold terms of office that continued after the meeting:
                  Frank B. Day              Mary C. Hacking
                  Thomas A. Moxcey          Gerald A. Hornbeck
                  Duncan H. Cocroft

         (c) Four proposals were submitted for approval, which were passed with voting results as follows:

             (1) All three of the Company's nominees for directors were reelected to serve until the Annual Meeting of
                  Stockholders   in  2000,   based  on  the   following
                  tabulations:
                                           For        Withheld
                                           ---        --------
                    Robert D. Greenlee:  7,019,484    106,075
                    David M. Lux:        7,020,196    105,363
                    Arthur Wong          7,011,756    113,803

              (2) The amendment to the Rock Bottom Restaurants, Inc. Equity Incentive Plan was approved as follows:

                    For:      6,284,889    Abstain:              29,303
                    Against:    764,077    Broker non votes:     47,920

              (3) The amendment to the Rock Bottom Restaurants, Inc. Nonemployee Directors' Stock Option Plan was approved as follows:

                   For:       6,583,745    Abstain:              39,014
                   Against:     455,510    Broker non votes:     47,290

              (4)  The   appointment  of  Arthur  Andersen  LLP  as  the
                   Company's   independent   auditors  was  approved  as
                   follows:

                   For:       7,100,491    Abstain:               9,325
                   Against:      15,743    Broker non votes:       ----


         (d)      None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   Exhibit
                   Number            Description of Exhibit
                   ------            ----------------------

                    10.1            Form of Management Employment Agreement
                    10.2            Form of Management Compensation Agreement
                    10.3            Form of Long Term Incentive Agreement
                     27             Financial Data Schedule



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


                                       ROCK BOTTOM RESTAURANTS, INC.
                                            (Registrant)



August 12, 1997                         By:  /s/ WILLIAM S. HOPPE
                                               ----------------------
                                              William S. Hoppe
                                              Chief Financial Officer and
                                              Executive Vice President
                                              (Principal Financial Officer)

20

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.1          Form of Management Employment Agreement
10.2          Form of Management Compensation Agreement
10.3          Form of Long Term Incentive Agreement
27            Financial Data Schedule