Form 10-Q
period 1997-09-28
ROCK BOTTOM RESTAURANTS INC
filed 1997-11-12
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                           Commission File No. 0-24502



                          ROCK BOTTOM RESTAURANTS, INC.
           (Exact name of the registrant as specified in its charter)



          Delaware                                         84-1265838
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    248 Centennial Parkway, Suite #100
          Louisville,Colorado                             80027
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

                         Yes    X                  No
                             -------                  -------

As of November 10, 1997 the Registrant had outstanding 8,113,967 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997




                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets-
                      September 28, 1997 and December 29, 1996              3-4

                  Condensed Consolidated Statements of Operations-
                      Three Months and Nine Months Ended
                      September 28, 1997 and September 29, 1996             5

                  Condensed Consolidated Statements of Cash Flows-
                      Nine Months Ended
                      September 28, 1997 and September 29, 1996             6

                  Notes to Condensed Consolidated Financial Statements      7-8

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         9-17

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            18

         Signature page                                                       19

                           ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 28,      December 29,
               ASSETS                                  1997               1996
               ------                            ----------------      ----------
                                                    (unaudited)
    Cash and cash equivalents                      $     512,716    $       -
    Accounts receivable                                1,033,580          747,762
    Accounts receivable--affiliates                      127,787          101,342
    Preopening costs, net                              2,511,278        2,552,185
    Inventories                                        2,630,620        2,206,139
    Prepaids and other current assets                  1,677,598        1,253,124
                                                    ------------     ------------

           Total current assets                        8,493,579        6,860,552
                                                    ------------     ------------

PROPERTY AND EQUIPMENT:
    Land                                               5,885,711        5,021,927
    Buildings                                          3,653,660        3,653,660
    Leasehold and building improvements               57,293,747       38,380,894
    Furniture, fixtures and equipment                 37,844,294       30,460,508
    Construction-in-progress                           1,162,584        4,700,360
    Accumulated depreciation and amortization        (15,345,083)      (9,942,059)
                                                     -----------     ------------

           Total property and equipment, net          90,494,913       72,275,290
                                                     -----------     ------------

INVESTMENT IN JOINT VENTURE, net                       5,488,172        5,348,729
                                                    ------------     ------------

DEFERRED INCOME TAXES                                  2,356,177           -
                                                   -------------     ------------

OTHER ASSETS                                             634,175          463,368
                                                    ------------    -------------

TOTAL ASSETS                                       $ 107,467,016    $  84,947,939
                                                     ===========      ===========


                                        See accompanying notes.

                            ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 28,       December 29,
             LIABILITIES                                     1997               1996
             -----------                               ----------------      ---------
                                                          (Unaudited)
CURRENT LIABILITIES:
    Accounts payable-
        Trade                                          $     3,081,828     $  1,680,714
        Construction projects                                2,342,655          516,357
        Affiliates                                              -                 9,483
    Accrued payroll and payroll taxes                        3,562,616        1,605,980
    Accrued taxes other than income tax                      1,263,804        1,027,920
    Other accrued expenses                                   1,309,610          963,413
    Current deferred income taxes                              969,328          515,232
    Current portion of long-term debt                          108,478          575,199
    Current portion of obligations
     under capital leases                                      589,926          697,992
                                                         -------------     ------------

           Total current liabilities                        13,228,245        7,592,290

REVOLVING LINE OF CREDIT                                    24,300,000        8,500,000
LONG-TERM DEBT                                               2,408,478        2,488,420
OBLIGATIONS UNDER CAPITAL LEASES                             2,333,799          673,987
DEFERRED INCOME TAXES                                            -              356,510
                                                       ---------------     ------------

           Total liabilities                                42,270,522       19,611,207

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                  -                -
    Common stock - $.01 par value, 15,000,000 shares
        authorized, 8,113,300 and 7,905,451 issued
        and outstanding                                         79,421           79,055
    Additional paid-in capital                              57,071,435       56,774,747
    Retained earnings                                        8,045,638        8,482,930
                                                          ------------      -----------

           Total stockholders' equity                       65,196,494        65,336,732
                                                          ------------        ----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY              $ 107,467,016      $ 84,947,939
                                                           ===========        ==========


                                         See accompanying notes.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                     ----------------------           -------------------------

                                                    Sept. 28,      Sept. 29,          Sept. 28,       Sept. 29,
                                                      1997           1996               1997            1996
                                                      ----           ----               ----            ----
REVENUES:
    Old Chicago restaurants                       $ 19,886,204   $ 15,413,309        $ 54,544,241   $ 42,598,584
    Rock Bottom Restaurant & Brewery
        restaurants                                 20,844,770     13,551,356          56,310,583     36,292,183
                                                    ----------     ----------        ------------     ----------

           Total revenues                           40,730,974     28,964,665         110,854,824     78,890,767
                                                    ----------     ----------         -----------     ----------

OPERATING EXPENSES:
    Cost of sales                                   10,098,182      7,267,487          27,461,339     19,572,139
    Restaurant salaries and benefits                14,058,229      9,313,272          37,816,241     25,857,933
    Operating expenses                               8,064,369      6,225,263          22,209,029     16,839,296
    Selling expenses                                 1,398,715      1,130,372           4,041,730      3,083,389
    General and administrative                       1,775,585      1,378,562           5,479,026      4,321,580
    Depreciation and amortization                    3,270,684      2,044,204           8,743,122      5,552,823
    Restructuring charge                             5,165,685          -               5,165,685         -
                                                   -----------    -----------         -----------    -----------

           Total operating expenses                 43,831,449     27,359,160         110,916,172     75,227,160
                                                    ----------     ----------         -----------     ----------

INCOME (LOSS) FROM OPERATIONS                       (3,100,475)     1,605,505             (61,348)     3,663,607

Equity in joint venture earnings                        90,000        112,941             240,000        112,941
Interest expense                                      (480,290)       (67,341)         (1,133,302)      (201,488)
Interest income                                          1,607          8,449               8,709        208,328
Other income (expense)                                       4           (273)                 16         (1,041)
                                                  ------------- -------------       --------------  ------------

INCOME (LOSS) BEFORE TAXES                          (3,489,154)     1,659,281            (945,925)     3,782,347

INCOME TAX PROVISION (BENEFIT)                      (1,249,837)       369,522            (508,633)     1,027,664
                                                  -------------  ------------       --------------   -----------

NET INCOME (LOSS)                                $  (2,239,317)  $  1,289,759    $       (437,292)  $  2,754,683
                                                  =============   ============      ==============   ===========

NET INCOME (LOSS) PER SHARE                             $(.28)           $.16              $(.05)           $.36
                                                          ====            ===                ====            ===

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                 8,135,000      7,995,000           8,124,000      7,667,000
                                                     =========      =========           =========      =========


                                               See accompanying notes.

                         ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                             (Unaudited)

                                                                      1997              1996
                                                                  ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $    (437,292)   $   2,754,683
    Adjustments to reconcile net income to net cash
        provided by operating activities-
           Equity in joint venture earnings                          (240,000)        (112,941)
           Depreciation and amortization                            8,743,122        5,552,823
           Deferred income tax benefit                             (2,258,591)        (125,000)
           Non-cash portion of restructuring charge                 4,869,009          -
           Increase in accounts receivable                           (285,818)        (115,390)
           Increase in inventories                                   (534,345)        (550,128)
           Increase in prepaids and other assets                   (1,203,972)        (297,905)
           Expenditures for preopening costs                       (3,128,667)      (2,480,420)
           Increase in accounts payable                             3,227,412        1,661,323
           Increase in accrued expenses                             2,538,718        1,273,318
                                                                -------------    -------------

               Net cash provided by operating activities           11,289,576        7,560,363
                                                               --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                           (27,843,068)     (20,124,745)
    Sale of property                                                1,975,307           -
    Advances to officers and affiliates, net                          (35,928)          (3,733)
    Investment in joint venture                                        -              (155,045)
    (Purchase) sale of short-term investments, net                     -             7,790,442
                                                                  -----------    -------------

           Net cash used in investing activities                  (25,903,689)     (12,493,081)
                                                                  -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                    15,800,000        2,500,000
    Proceeds from long-term debt                                       -             2,500,000
    Repayments of long-term debt                                     (546,663)         (45,632)
    Repayments of capital lease obligations                          (423,562)        (481,309)
    Issuance of common stock                                          297,054          860,340
                                                                 ------------     ------------

           Net cash provided by financing activities               15,126,829        5,333,399
                                                                 ------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 512,716          400,681

CASH AND CASH EQUIVALENTS, beginning of period                         -             3,555,341
                                                                -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                       $      512,716   $    3,956,022
                                                                =============    =============

                                              See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1997

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 1997, and the results of operations and cash flows for the periods presented. All such adjustments, other than the restructuring charge, are of a normal recurring nature. The results of operations for the three and nine months ended September 28, 1997, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)      REVOLVING LINE OF CREDIT

         During July, 1997, the Company amended its bank revolving credit facility (the "Credit Facility") for a second time to increase maximum borrowings available from $25 million to $40 million. Additional changes to the Credit Facility included modification of certain financial covenants and ratios, extension of the revolving credit period from July 2, 1998 to July 28, 1999, elimination of the provision to automatically convert the Credit Facility into a three year fully amortizing term loan at the end of the revolving credit period, and inclusion of a sliding interest rate schedule based on the Company's ratio of total debt to cash flow. Interest accrues under the revised agreement at either prime to prime plus .5%, or at the Company's election, at LIBOR plus 1.5% to LIBOR plus 2.5%. The total amount outstanding under the Credit Facility as of September 28, 1997, was $24.3 million.

(3)    INVESTMENT IN JOINT VENTURE

       In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates six brewery restaurants in the southeastern United States; four under the name Big River Grille & Brewing Works and two under the name Rock Bottom Restaurant & Brewery, one of which opened subsequent to September 28, 1997. The Company's investment in Trolley Barn is accounted for under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of the acquisition and is being amortized over 35 years. Accumulated amortization at September 28, 1997 of $166,897 is netted against the investment.

(4)    RESTRUCTURING CHARGE

       During July 1997, the Company announced a strategic plan for 1998 to open six Rock Bottom Restaurant & Brewery restaurants (as compared to seven in
       1997), and to curtail Old Chicago restaurant openings. In connection with the implementation of this strategy, the Company incurred a pre-tax restructuring charge in the third quarter of 1997 of approximately $5.2 million (of which approximately $4.9 million was non-cash) related to write-downs of certain assets to their net realizable value, including an impairment charge for underperforming restaurant assets of $3.8 million, and costs associated with decreasing corporate office overhead.

(5)    INCOME TAXES

       The benefit for income taxes for the three months ended September 28, 1997 includes a cumulative adjustment for the first six months of fiscal 1997 to reflect a reduction in the Company's estimated annual effective tax rate from 31% to 9.5%. This decrease is due primarily to the restructuring charge recorded in the three months ended September 28, 1997 (see Note 4). Additionally, the income tax effect of the Company's estimated FICA tax credit available during 1997 is now being recognized in income tax expense as a discrete event. The following table reconciles the federal statutory income tax rate to the Company's estimated annual effective rates:

                                                                        Three Months           Nine Months
                                                                            Ended                 Ended
                                                                       Sept. 28, 1997        Sept. 28, 1997
                                                                       --------------        --------------
           (Benefit) for income taxes at federal statutory rate              (34.0)%             (34.0)%
           Effect of permanent differences                                    25.6                25.6
           True-up of taxes provided in previous quarters                    (22.4)                0.0
           State income taxes, net of federal benefit                         (1.0)               (1.1)
                                                                            -------              ------
           Effective income tax rate before tax credits                      (31.8)               (9.5)
           FICA tax credit                                                    (4.0)              (44.3)
                                                                            -------              ------
           Effective income tax rate                                         (35.8)%              (53.8)%
                                                                             =====               ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement under the "Safe Harbor" Provision of the Private
                    Securities Litigation Reform Act of 1995

     Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include, among others, statements regarding:

             - Timing and success of efforts to improve overall execution in Old
               Chicago restaurants by improving average weekly sales in certain restaurants while achieving more consistent profitability within the concept;
             - Reductions in expenses for cost of sales, labor and general and administrative expenses as a percentage of revenues;
             - Estimated costs to construct and open brewery restaurants on anticipated dates;
             - Ability to mitigate increased wage rates through menu price increases;
             - Ability to recover investment costs by completing sale/leaseback transactions for purchased real estate;
             - Achievement of operating efficiencies by new restaurants as anticipated;
             - Estimated capital expenditures;
             - Ability to generate sufficient cash from operations;
             - Ability to compete effectively within the restaurant industry;

     Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; increasing costs associated with new restaurant construction, or developing a significant number of new restaurants over a relatively short period of time; delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; ability of Trolley Barn to open restaurants or conduct operations as anticipated; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the Company's markets; general economic conditions; adverse weather conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     As of September 28, 1997, the Company operated 21 Rock Bottom Restaurant & Brewery restaurants and 42 Old Chicago restaurants, an increase of 14 restaurants from the end of the preceding fiscal year. The Company completed its 1997 restaurant expansion during the third quarter with total openings of seven Old Chicago restaurants and seven Rock Bottom Restaurant & Brewery restaurants as follows:

                                           New Restaurant Opening Schedule

                                                    Qtr. Ended    Qtr. Ended    Qtr. Ended     Qtr. Ended    Total
                                                     3/30/97       6/29/97        9/28/97       12/28/97      1997
                                                     -------       -------        -------       --------      ----
Old Chicago restaurants                                  2             4             1              -           7
Rock Bottom Restaurant & Brewery restaurants             2             3             2              -           7
                                                        --             -             -              -         ---
         Total restaurants                               4             7             3              -          14
                                                         =            ==             =              =          ==

     Third quarter restaurant openings include one Old Chicago restaurant in Hillsboro, Ore., and two Rock Bottom Restaurant & Brewery restaurants in Englewood, Colorado and Des Moines, Iowa. The Company has historically leased its restaurant facilities and plans to lease sites for a majority of future locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates.


     During July, 1997, the Company announced a strategic plan to reduce its future restaurant expansion by opening six Rock Bottom Restaurant & Brewery restaurants and no Old Chicago restaurants during fiscal 1998 (see "Restructuring Charge"). Although a majority of the Old Chicago restaurants currently operate at levels that meet management's sales and profits expectations, the Company will focus on correcting uneven performance in both sales and profitability before continuing to expand the Old Chicago concept.

     During July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates six brewery restaurants in the southeastern United States; four under the name Big River Grille & Brewing Works, and two under the Rock Bottom Restaurant & Brewery name, one of which opened in Charlotte, North Carolina during October 1997. Trolley Barn's current expansion plans for 1998 include three additional brewery restaurants. Failure of Trolley Barn to open restaurants or conduct operations as anticipated could adversely affect the Company's earnings and could hinder the Company's expansion.

     The Company's new restaurants typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Additionally, operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short period of time. As of September 28, 1997, the Company had completed its 14 planned restaurant openings for 1997. This rapid expansion, particularly of the brewery restaurants which increased from 14 restaurants at the end of 1996 to 21 restaurants currently, resulted in higher operating costs during the first nine months of 1997. Preopening costs, which are incurred prior to opening a new restaurant but amortized over the first 12 months after opening, and restaurant salaries and benefits are two examples of these increased costs.


     Additionally, the Company operates in an extremely competitive environment. Competitive factors include price-value, service, location, quality, selection and atmosphere. Many competitors of the Company are well established and have substantially greater financial and other resources than does the Company. Also, the restaurant industry generally, and the Company in particular, is affected by changes in consumer tastes, national, regional or local economic conditions, weather conditions, demographic trends and traffic patterns.

Results of Operations

     The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement data, and certain restaurant data:

                                                                                    Percentage of Revenues
                                                                     ----------------------------------------------
                                                                       Three Months Ended         Nine Months Ended
                                                                       ------------------        ------------------
                                                                    Sept. 28,      Sept. 29,   Sept. 28,     Sept. 29,
                                                                      1997           1996        1997          1996
                                                                      ----           ----        ----          ----
Income Statement Data:
Revenues:
   Old Chicago restaurants..................................          48.8%          53.2%       49.2%         54.0%
   Rock Bottom Restaurant & Brewery restaurants.............          51.2           46.8        50.8          46.0
                                                                     -----          -----       -----          ----

        Total revenues......................................         100.0          100.0       100.0         100.0
                                                                     -----          -----       -----         -----
Operating Expenses:
   Cost of sales............................................          24.8           25.1        24.8          24.8
   Restaurant salaries and benefits.........................          34.5           32.2        34.1          32.8
   Operating expenses.......................................          19.8           21.5        20.0          21.4
   Selling expenses.........................................           3.4            3.9         3.6           3.9
   General and administrative expenses......................           4.4            4.8         4.9           5.5
   Depreciation and amortization............................           8.0            7.0         7.9           7.0
   Restructuring charge.....................................          12.7             -          4.7            -
                                                                      ----            ---         ---           ---

        Total operating expenses............................         107.6           94.5       100.0          95.4
                                                                     -----          -----       -----          ----

Income (Loss) From Operations...............................          (7.6)           5.5          -            4.6
Equity in joint venture earnings............................           0.2            0.4         0.2           0.1
Interest expense............................................          (1.2)          (0.2)       (1.0)         (0.2)
Interest income.............................................            -              -           -            0.3
Other income (expense), net.................................            -              -           -             -
                                                                       ---            ---         ---           ---

Income (Loss) Before Taxes..................................          (8.6)           5.7        (0.8)          4.8
Income tax provision (benefit)..............................          (3.1)           1.2        (0.4)          1.3
                                                                      -----          ----        -----          ---

Net Income (Loss)...........................................          (5.5)%          4.5%       (0.4)%         3.5%
                                                                     =======          ===        =====          ===


Restaurant Data:
   Restaurant operating weeks:
   Old Chicago restaurants..................................            544          396       1,512          1,099
   Rock Bottom Restaurant & Brewery restaurants.............            259          154         676            416
                                                                        ---          ---       -----            ---
        Total...............................................            803          550       2,188          1,515
                                                                        ===          ===       =====          =====
   Restaurants open (end of period):
   Old Chicago restaurants..................................                                      42             32
   Rock Bottom Restaurant & Brewery restaurants.............                                      21             13
                                                                                                  --            ---
           Total............................................                                      63             45
                                                                                                  ==             ==


Revenues

     Revenues increased $11.8 million (40.6%) to $40.7 million in the quarter ended September 28, 1997 from $29.0 million for the comparable quarter in 1996. For the nine months ended September 28, 1997, revenues increased $32.0 million (40.5%) to $110.9 million from $78.9 million for the comparable period in 1996. These increases are due primarily to revenues generated by the ten new Old Chicago restaurants and eight new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the third quarter of 1996. These increases were offset somewhat by a decrease in comparable restaurant sales of 2.2% for the third quarter, and approximately 1% for the year to date. Restaurants open for at least six full quarters are used for computing comparable restaurant sales.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased to 51.2% for the quarter ended September 28, 1997 as compared to 46.8% in the comparable period of 1996, and for the nine months ended September 28, 1997 increased to 50.8% from 46.0% in the first nine months of 1996. Although the Company opened only eight Rock Bottom Restaurant & Brewery restaurants during the last 12 months as compared to ten Old Chicago restaurants, the brewery restaurants generated greater average weekly sales ("AWS") resulting in the increase to this percentage.

     AWS for the Old Chicago restaurants during the third quarter of 1997 were $36,556 as compared to $38,922 during the third quarter of 1996 (a decrease of 6%), and $36,074 for the first nine months of 1997 as compared to $38,761 for the comparable period in 1996 (a decrease of 7%). Comparable restaurant sales for Old Chicago were down 3.0% during the third quarter of 1997 and 3.7% for the first nine months of 1997. These decreasing trends in AWS and comparable restaurant sales for the Old Chicago restaurants continue to reflect the ever-increasing competitive nature of the restaurant industry. Management also believes that the uneven sales performance among its Old Chicago restaurants, which have third quarter 1997 AWS currently ranging from $55,000 to $20,000, indicates inconsistent execution of the concept at certain locations. During the third quarter of 1997, the Company began implementing an extensive analysis of its Old Chicago restaurants to direct management's efforts towards improving overall execution in each restaurant by increasing AWS in certain restaurants while achieving more consistent profitability. Such analysis covers all aspects of operations including hiring and training of new staff, restaurant maintenance and cleanliness, local restaurant marketing promotions, menu merchandising, service standards and food quality and consistency. The Company has begun to see some benefits from focusing on these areas including improved AWS and comparable restaurant sales trends during the third quarter of 1997 as compared to the second quarter of 1997. However, management expects that complete implementation of this program will not occur system wide until early to mid 1998.

     AWS for the Rock Bottom Restaurant & Brewery restaurants during the third quarter of 1997 were $80,482 as compared to $87,996 during the third quarter of 1996 (a decrease of 8.5%), and $83,300 for the first nine months of 1997 as compared to $87,241 for the comparable period in 1996 (a decrease of 4.5%). Comparable restaurant sales for the brewery restaurants were down approximately 1% during the third quarter, and up nearly 2% for the first nine months of 1997. The Company anticipated this decrease in AWS as most of the brewery restaurants opened during 1997 were designed to operate at a slightly lower capacity than certain of the Company's previous restaurants. AWS during the third quarter of 1997 for this group of restaurants were $75,025 as compared to $85,225 for the 14 restaurants opened prior to 1997. As the Company will continue to design certain of its new brewery restaurants with this lower capacity, decreases in AWS are expected to continue in the future.

Cost of Sales

     Cost of sales, which consists of food, beverage, and merchandise costs, increased $2.8 million (39.0%) to $10.1 million in the third quarter of 1997 from $7.3 million in the third quarter of 1996, and as a percentage of revenues decreased slightly to 24.8% from 25.1% in the comparable period of 1996. For the nine months ended September 28, 1997, cost of sales increased $7.9 million (40.3%) to $27.5 million from $19.6 million in the comparable period of 1996, and remained flat as a percentage of revenues at 24.8% .

     The decrease in cost of sales as a percentage of revenues during the third quarter of 1997 is due primarily to greater purchasing efficiencies than in the third quarter of 1996, including certain non-recurring benefits. Such efficiencies were offset somewhat by greater than expected food costs for the seven brewery restaurants opened during the first nine months of 1997. New brewery restaurants typically incur significantly higher food costs during their first several months of operation due to complexity of the menu items. As new brewery restaurants begin to achieve operational efficiencies, the Company expects that cost of sales as a percentage of revenues may decrease slightly over time.

Restaurant Salaries and Benefits

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $4.7 million (50.9%) to $14.1 million in the third quarter of 1997 from $9.3 million in the third quarter of 1996. For the nine months ended September 28, 1997 salaries and benefits increased $12.0 million (46.2%) to $37.8 million from $25.9 million in the comparable period of 1996. Restaurant salaries and benefits as a percentage of revenues increased in both periods to 34.5% in the third quarter of 1997 as compared to 32.2% in the third quarter of 1996, and to 34.1% for the nine month period ended September 28, 1997 from 32.8% for the comparable period of 1996. The increase in labor costs as a percentage of revenues for both the three and nine month periods ended September, 28 1997 is primarily attributed to two factors: significantly higher labor costs associated with the seven new brewery restaurants opened during 1997, and decreases in AWS for the Old Chicago restaurants.

     Although labor costs as a percentage of revenues for brewery restaurants opened prior to 1997 actually decreased in both the three and nine month periods ended September 28, 1997 as compared to the same periods in 1996, labor costs in the new brewery restaurants, most of which operate in high labor markets, more than offset this savings. Similar to cost of sales, the Company expects that labor costs in new brewery restaurants will begin to decline over the next three to six months as these restaurants start to achieve operational efficiency. Additional increases in labor costs are due to higher management and kitchen labor in the Old Chicago restaurants. As the majority of these labor costs are fixed, the decrease in AWS resulted in an increase to these costs as a percentage of revenues.

     Federal legislation effective September 1, 1997 increased the minimum wage rate $.40 per hour to $5.15 per hour. This legislation also provided for an additional increase to the Federal tip credit by the same amount, so that the federal minimum wage paid to tipped employees did not increase. Additionally, certain states passed minimum wage legislation to increase rates to amounts in excess of the Federal minimum wage. Although a majority of the Company's restaurants operate in states which have wage laws consistent with the Federal minimum wage laws, the Company implemented an approximately 2% menu price increase in both restaurant concepts late during the third quarter of 1997 to help mitigate the anticipated impact of such legislation.

Operating Expenses

     Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $1.8 million (29.5%) to $8.1 million in the third quarter of 1997 from $6.2 million for the same period in 1996. For the nine months ended September 28, 1997, operating expenses increased $5.4 million (31.9%) to $22.2 million from $16.8 million in the comparable period of 1996. As a percentage of revenues, such expenses decreased to 19.8% in the third quarter of 1997 from 21.4% for the same period in 1996, and to 20.0% for the nine month period ended September 28, 1997 from 21.3% for the comparable period in 1996. These decreases were principally due to a reduction in 1997 insurance premium rates, particularly workmen's compensation insurance, as well as a continued emphasis on cost control measures in numerous areas of restaurant operations.

Selling Expenses

     Selling expenses increased $268,343 (23.7%) to $1.4 million in the third quarter of 1997 compared to $1.1 million in the third quarter of 1996, and increased $1 million (31.1%) to $4.0 million in the nine months ended September 28, 1997 as compared to the same period in 1996. As a percentage of revenues, such expenses decreased to 3.4% in the third quarter of 1997 from 3.9% for the same period in 1996, and to 3.6% for the nine month period ended September 28, 1997 from 3.9% for the comparable period in 1996. The decreases in both periods were primarily due to a reduction in the amount of food and beverages discounted to customers. Although such discounting is one of the Company's primary forms of word-of-mouth advertising, it has been modified by increased staff training and education to avoid overuse, and has also been supplemented with more efficient spending on local in-restaurant promotions.

General and Administrative ("G&A")

     G&A expense increased $.4 million (28.8%) to $1.8 million in the third quarter of 1997 compared to $1.4 million in the third quarter of 1996, and increased $1.2 million (26.8%) to $5.5 million for the nine month period ending September 28, 1997 from $4.3 million for the comparable period in 1996. As a percentage of revenues, such expenses decreased to 4.4% in the third quarter of 1997 from 4.8% for the same period of 1996, and to 4.9% for the nine months ended September 28, 1997 from 5.5% for the comparable period in 1996. The increase in amount primarily reflects personnel additions in the areas of marketing, training, information systems, supervision, accounting, finance and senior management due to the Company's expansion program. The decrease in G&A expense as a percentage of revenues is due primarily to efficiencies gained in administering a larger number of restaurants. Additionally, personnel reductions made early in the third quarter of 1997 in anticipation of the Company's change in future growth plans (see "Restructuring Charge") are beginning to have an impact on reducing G&A costs as a percentage of revenues.

Depreciation and Amortization ("D&A")

     D&A, including amortization of preopening expenses, increased $1.2 million (60.0%) to $3.3 million in the third quarter of 1997 from $2.0 million for the comparable period in 1996, and increased $3.2 million (57.5%) to $8.7 million for the nine month period ending September 28, 1997 from $5.6 million for the comparable period in 1996. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 4.9% during the third quarter of 1997 as compared to 4.3% in the comparable period of 1996, and 5.0% for the nine month period ending September 28, 1997 as compared to 4.2% for the comparable period in 1996. Preopening expense amortization was 3.1% as a percentage of revenues in the third quarter of 1997 as compared to 2.7% in the comparable period of 1996, and 2.9% for the nine month period ending September 28, 1997 as compared to 2.8% for the comparable period in 1996.

     The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for both concepts, increased depreciation expense associated with a greater number of corporate assets resulting from the Company's continued expansion program, and increased amortization of intangible assets including goodwill associated with the investment in joint venture. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the third quarter of 1997, preopening expense was being amortized for a much larger base of Rock Bottom Restaurant & Brewery restaurants than in the third quarter of 1996, resulting in the increase to preopening expense amortization as a percentage of revenues.

Restructuring Charge

     The Company incurred a pre-tax restructuring charge in the third quarter of 1997 of approximately $5.2 million related primarily to write-downs of certain assets to their net realizable value, and costs associated with decreasing corporate office overhead. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Equity in Joint Venture Earnings

     The 1997 equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley Barn. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Interest Expense / Interest Income

     Interest expense for the third quarter of 1997 increased $412,949 from the third quarter of 1996, and for the first nine months of 1997 increased $931,814 from the comparable period of 1996. Additionally, interest expense of approximately $101,000 and $334,000 was capitalized to construction costs in the third quarter and nine months ended September 28, 1997, respectively. The increase in interest expense is primarily attributable to an increase in long-term debt from the end of the second quarter of 1996, principally additional borrowings under the Company's Credit Facility of $21.8 million. Interest income during the first nine months of 1996 primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995.

Net Income (Loss) and Net Income (Loss) Per Share

     Operating results before the restructuring charge for the three and nine month periods ended September 28, 1997 and September 29, 1996 are summarized as follows (in thousands except per share amounts):

                                                         Three Months Ended                 Nine Months Ended
                                                       Sept. 28,      Sept. 29,           Sept. 28,     Sept. 29,
                                                         1997           1996                1997          1996
                                                         ----           ----                ----          ----
    Pre-tax income before restructuring charge         $ 1,677        $ 1,659             $ 4,220      $ 3,782
    Income taxes before restructuring charge               299            369                 820        1,027
                                                         -----         ------               -----        -----
    Net income before restructuring charge             $ 1,378        $ 1,290             $ 3,400      $ 2,755
                                                         =====          =====               =====        =====

    Net income per share before restructuring charge   $.17           $.16                $.42         $.36

Liquidity and Capital Resources

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last three years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. The following table presents a summary of the Company's cash flows for the nine months ended September 28, 1997, and September 29, 1996:

                                                                             Nine Months Ended
                                                                        -------------------------
                                                                          1997               1996
                                                                          ----               ----
           Net cash provided by operating activities                   $ 11,289,576     $  7,560,363
           Net cash used in investing activities                        (25,903,689)     (12,493,081)
           Net cash provided by financing activities                     15,126,829        5,333,399
           Increase in cash and cash equivalents                            512,716          400,681
           Cash and cash equivalents, end of period                         512,716        3,956,022

     Net cash used in investing activities during the first nine months of 1997 and 1996 included net capital expenditures of $27.8 million and $20.1 million, respectively. This variance is primarily due to the number and type of restaurants opened in each nine-month period. Although the Company opened two less Old Chicago restaurants in the first nine months of 1997 than in 1996, it opened four additional Rock Bottom Restaurant & Brewery restaurants. Because Rock Bottom Restaurant & Brewery restaurants have a greater investment cost than Old Chicago restaurants, total capital expenditures increased significantly in 1997. Additionally, investing activities for the first nine months of 1996 included a $7.8 million source of cash for short-term investments liquidated during that period.

     Net cash provided by financing activities increased during the first nine months of 1997 primarily due to borrowings under the Company's Credit Facility of $15.8 million as compared to $2.5 million in the first nine months of 1996. During July 1997, the Company amended its Credit Facility for a second time to increase the maximum borrowings available from $25 million to $40 million and to amend certain other terms and covenants (see Note 2 of Notes to Condensed Consolidated Financial Statements). As of September 28, 1997, the Company had $24.3 million outstanding and $15.7 million available under the amended Credit Facility.

     Although the Company has historically leased its facilities, during the first nine months of 1997, the Company purchased undeveloped land for two Rock Bottom Restaurant & Brewery restaurants. Such land was utilized to construct build-to-suit locations in Englewood, Colorado and Des Moines, Iowa using the Company's newly introduced design prototype. During September 1997, the Company completed a sale-leaseback transaction for the Englewood location, resulting in a recovery of approximately $2 million in investment costs. This transaction is reflected in investing activities in the accompanying Condensed Consolidated Cash Flow Statement. The Company also expects to complete a similar transaction for the Des Moines location later this year or in early 1998. The Company estimates that the future cost to construct and open a brewery restaurant prototype, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $1.9 million, as compared to the estimated $2.6 to $3.0 million to construct and open a brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

     The Company estimates that total capital expenditures for 1997, excluding preopening costs and net of proceeds from sale / leaseback transactions, will be approximately $27 million, of which the cost of new restaurants will be approximately $22 million. The remaining $5 million is the amount estimated for routine capital expenditures and remodels of existing restaurants, and capital expenditures for the corporate office. There can be no assurance that these estimated capital expenditures will be sufficient for completion of current development plans or that they will not increase in the future.

     The Company believes that its existing cash balances, cash flow generated from operations and funds available under the amended Credit Facility will be sufficient to satisfy its currently anticipated cash needs through fiscal 1998. However, results of operations could be negatively affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors. In the event the impact of such factors is significant, the Company may require additional sources of external financing.

     As is common in the restaurant industry, the Company has generally operated with negative working capital, particularly the past few quarters as cash proceeds from public offerings have been reinvested into new restaurants. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies.

Seasonality and Quarterly Results

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in the second and third quarters, and are more susceptible to weather conditions in the first and fourth quarters. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Specifically, results of operations from new restaurants opening in the first or fourth quarters will experience lower margins initially than new restaurants opening in the second and third quarters. Because of the seasonality of the Company's business and the impact of new restaurant openings, results in any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Impact of Inflation

     Although the Company does not believe inflation has materially affected operating results during the past three years, inflationary pressures could result in substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses. Additionally, increasing minimum wage rates have the potential to impact all aspects of the Company's business due to higher labor rates experienced by its suppliers and vendors. These labor rates could translate into higher costs for goods and services purchased by the Company. All such increases in costs and expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

                                             PART II - OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------
           10.1            Second Amendment to Loan Agreement for $40,000,000 Revolving Line
                           of Credit from Norwest Bank Colorado, National Association, First
                           Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A.
                           to Rock Bottom Restaurants, Inc., dated July 28, 1997.
           10.2            Lease  Agreement  dated  September 26, 1997,  between Rock Bottom  Restaurants,
                           Inc. and Zymotic, LLC.
            27             Financial Data Schedule.


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


                                              ROCK BOTTOM RESTAURANTS, INC.
                                                        (Registrant)



November 10, 1997                             By:  /s/ WILLIAM S. HOPPE
                                                  ----------------------
                                                  William S. Hoppe
                                                  Chief Financial Officer and
                                                  Executive Vice President
                                                 (Principal Financial Officer)

                                                    EXHIBIT INDEX

Exhibit No.       Description
    10.1          Second Amendment to Loan Agreement for $40,000,000 Revolving Line
                  of Credit from Norwest Bank Colorado, National Association, First
                  Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A.
                  to Rock Bottom Restaurants, Inc., dated July 28, 1997
    10.2          Lease Agreement dated September 26, 1997, between Rock Bottom Restaurants, Inc.
                  and Zymotic, LLC
     27           Financial Data Schedule