Form 10-Q/A
period 1997-09-28
ROCK BOTTOM RESTAURANTS INC
filed 1997-11-20
CIK 924896

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
           10.1            Second Amendment to Loan Agreement for $40,000,000 Revolving Line
                           of Credit from Norwest Bank Colorado, National Association, First
                           Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A.
                           to Rock Bottom Restaurants, Inc., dated July 28, 1997.
           10.2            Lease  Agreement  dated  September 26, 1997,  between Rock Bottom  Restaurants,
                           Inc. and Zymotic, LLC.
           10.3            Personal Guaranty dated July 10, 1997 for $10,000,000 loan made by
                           Nationsbank of Tennessee, N.A. to Big River Breweries, Inc.,
                           Trolley Barn Brewery, Inc., and Big River Properties, Inc.
            27             Financial Data Schedule.


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

                                       ROCK BOTTOM RESTAURANTS, INC.
                                              (Registrant)

Date:  November 19, 1997


                                       By: /s/ THERESA D. SHELTON
                                          -----------------------
                                               Theresa D. Shelton
                                               Vice President Finance
                                              (Principal Accounting Officer)



                                                   EXHIBIT INDEX


Exhibit No.       Description
    10.1          Second Amendment to Loan Agreement for $40,000,000 Revolving Line
                  of Credit from Norwest Bank Colorado, National Association, First
                  Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A.
                  to Rock Bottom Restaurants, Inc., dated July 28, 1997
    10.2          Lease Agreement dated September 26, 1997, between Rock Bottom Restaurants, Inc.
                  and Zymotic, LLC
    10.3          Personal Guaranty dated July 10, 1997 for $10,000,000 loan made by Nationsbank of Tennessee, N.A.
                  to Big River Breweries, Inc., Trolley Barn Brewery, Inc., and Big River Properties, Inc.
     27           Financial Data Schedule