Form 10-K
period 1997-12-28
ROCK BOTTOM RESTAURANTS INC
filed 1998-03-30
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

           [X]        ANNUAL REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 28, 1997

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

          248 Centennial Parkway, Suite 100, Louisville, Colorado 80027
               (Address of principal executive offices) (Zip code)

                                 (303) 664-4000
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:
                                      None

               Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                          Common Stock ($.01 par value)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     At March 26, 1998, 8,059,506 shares of common stock were outstanding.

     At March 26, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $33,403,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed on or before April 28, 1998, are incorporated by reference into Part III of this Form 10-K.

                                      INDEX


                                                                                             Page

                                     PART I

Item 1.        Business                                                                        1
Item 2.        Properties                                                                     10
Item 3.        Legal Proceedings                                                              11
Item 4.        Submission of Matters to a Vote of Security Holders                            11

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters          11
Item 6.        Selected Financial Data                                                        12
Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          13
Item 8.        Financial Statements and Supplementary Data                                    23
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                           42

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                             42
Item 11.       Executive Compensation                                                         42
Item 12.       Security Ownership of Certain Beneficial Owners and Management                 42
Item 13.       Certain Relationships and Related Transactions                                 42

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K               42



                                     PART I

ITEM 1:  Business

General

     Rock Bottom Restaurants, Inc. (the "Company") was incorporated in April 1994 and currently operates 19 Rock Bottom Restaurant & BrewerySM restaurants and 40 Old Chicago(R) restaurants in 18 states throughout the country. Rock Bottom Restaurant & Brewery restaurants and Old Chicago restaurants are casual dining restaurants that feature high quality, moderately priced food and a distinctive selection of microbrewed and specialty beers. A key element of the Company's strategy is to capitalize on the growing interest of consumers in higher quality, more flavorful beer, including microbrewed and domestic and imported specialty beers.

     The Company also owns an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") which it acquired in 1996 in exchange for 452,073 shares of the Company's common stock. Trolley Barn currently operates eight restaurants in the southeastern United States (see "Business -- Trolley Barn").

Business Strategy

     The Company's objective is to provide its customers with an exciting and entertaining casual dining experience. Key elements of the Company's business strategy used in achieving this objective include:

     Employee Selection and Training. The Company firmly believes that the quality of its employees is a key factor in its operations. Employees are selected for employment on the basis of congeniality and willingness to accept responsibility for fulfilling customer expectations. Employees are then trained to make broad based decisions at the customer level, thereby enhancing customer experiences and the friendly atmosphere of the Company's restaurants. Management believes that its employee selection and training strategy not only results in exceptional customer experiences, but also improves productivity and serves as an effective employee recruitment tool.

     Customer Service Commitment. At each of its restaurants, the Company seeks to provide an exceptional dining experience that exceeds the expectations of its customers. Each employee having direct contact with customers is responsible and accountable for the experiences of his or her customers.

     Diverse Menu. Each of the Company's restaurant concepts offer a menu with numerous selections designed to appeal to a wide variety of tastes and budgets. The menu items are created by culinary trained chefs or professional kitchen managers to satisfy customers' demand for quantity, quality and diversity and to build and maintain a loyal clientele.

     Microbrewed and Specialty Beer. Both Rock Bottom Restaurant & Brewery restaurants and Old Chicago restaurants feature hand-crafted, microbrewed and other specialty beer that the Company believes appeal to a growing consumer interest in higher quality, more flavorful beer. The Company believes that its diverse and high quality beer selection encourages the trial of new beer and, over time, helps to create more knowledgeable and sophisticated beer drinkers. Rock Bottom Restaurant & Brewery restaurants brew their own beer on-premises and offer a selection of five to seven distinctive hand-crafted beers ranging in taste from light ales to chocolate stout. Old Chicago restaurants present a changing and diverse selection of 110 or more microbrewed, imported and domestic beers from around the world and strive to be one of the first restaurants in their markets to introduce new, hard-to-find or specialty beer.

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

     Consumer interest in higher quality, more flavorful beer continues to result in significant growth in the micro-brewed and specialty beer markets. According to the Institute for Brewing Studies, a division of the Association of Brewers, micro-brewed and U.S. specialty beer sales (in barrels) have experienced significant growth in the last six years, yet such sales still represent only approximately 3.1% of total U.S. barrel consumption. Additionally, the number of microbreweries has grown from 21 in 1985 to 425 in 1997, while the number of brewpubs has increased to 851 in 1997, an increase from only eight brewpubs in 1985.

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

     The dining and bar areas are spacious and the kitchens feature partial or complete exhibition style cooking. Total seats in the restaurants' dining and bar areas range between 190 and 400 and the layout is flexible, permitting tables to be rearranged to accommodate customer demand. To complement the overall design and dining experience, restaurants in nearly all locations provide live music, outdoor patio seating or separate areas with pool tables.

     Menu and Pricing. The menu at Rock Bottom Restaurant & Brewery restaurants includes approximately 50 bistro style items consisting of appetizers, soups, meal-sized salads, and entrees featuring meat, fish, pastas and regional cuisine as well as a range of desserts. In addition, the menu is supplemented by daily specials that are created at the discretion of each culinary trained chef. The daily specials typically include a pasta or meat dish, and a fresh fish entree. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees typically range in price from $6.95 to $19.95 with most entrees priced below $10.00. Management analyzes menu items for popularity and profitability and adapts new items to local market preferences.

     Hand-crafted Beer. The Rock Bottom Restaurant & Brewery restaurants feature hand-crafted beer brewed on-premises by each restaurant's head brewer, as well as a wide selection of quality wines and a full range of cocktails. Each restaurant offers five to seven different types of hand-crafted beer ranging from a light golden ale to a full bodied stout, as well as cask-conditioned or other limited production seasonal beers, such as Rocktoberfest Bier. Many of the restaurants' recipes are created to complement the various hand-crafted beers. For example, signature items such as asiago cheese dip, alder smoked salmon and stout cheesecake are flavored to increase their compatibility with beer. The hand-crafted beer selection ranges in price from $3.25 to $3.75 per pint, or $5.95 for a sampler which includes one four ounce taster of each beer brewed at the restaurant. During 1997, alcoholic beverages accounted for approximately 41% of Rock Bottom Restaurant & Brewery restaurant sales, with beer constituting approximately 61% of total alcoholic beverage sales.

     Customers. The Company believes its Rock Bottom Restaurant & Brewery restaurants appeal to a wide range of customers and draw their clientele from throughout the metropolitan area in which each restaurant is located. Each restaurant generally is open seven days a week from 11:00 a.m. and typically remains active across the lunch, happy hour, dinner and late-night time periods.

     Sales and Marketing. The Company strives to provide its customers with dining experiences that encourage repeat business, and has historically relied on word of mouth advertising and local restaurant promotions to attract new customers. To supplement these marketing efforts, the Company sells Rock Bottom Restaurant & Brewery merchandise such as jackets, T-shirts, sweatshirts, shorts, hats and other items bearing the restaurant's name and logo as well as the names of certain of the restaurants' more popular hand-crafted beers. The restaurants also support charitable and civic organizations and utilize a limited amount of targeted print advertising and radio.

     Site Selection and Location. The Company seeks to locate its Rock Bottom Restaurant & Brewery restaurants in visible, high-traffic sites in metropolitan areas which are recognized as established restaurant, theater, sporting and shopping destination locations. The Company currently operates 19 Rock Bottom Restaurant & Brewery restaurants located in Campbell, Long Beach and Fresno, California; Denver, Boulder and Englewood, Colorado; Chicago, Illinois; Indianapolis, Indiana; Des Moines, Iowa; Bethesda, Maryland; Minneapolis, Minnesota; Cleveland and Cincinnati, Ohio; Portland, Oregon; Addison, Texas; Seattle, Washington; Milwaukee, Wisconsin, and Washington D.C. The Company operates its brewery restaurants in Boulder and Englewood under the name "Walnut Brewery". Additionally, a brewery restaurant in Denver and the one in Washington D.C. are operated under the names "Denver ChopHouse and BreweryTM" and "District ChopHouse and Brewery", respectively. Fourteen of the Company's restaurants are located near pedestrian malls, theaters, convention centers, sports arenas, or downtown shopping areas. The other five restaurants are located in destination restaurant and bar or shopping districts in Campbell and Fresno, California;
Englewood, Colorado; Des Moines, Iowa and Addison, Texas. During the first quarter of 1998, the Company closed the Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas due to lower than expected sales and profitability (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview").

     Restaurant Economics. The Company believes that its Rock Bottom Restaurant & Brewery restaurants produce competitive unit economics. In 1997, the Rock Bottom Restaurant & Brewery restaurants operating for the entire fiscal year, excluding the two restaurants closed in the first quarter of 1998, generated average revenues of approximately $4.7 million, with per restaurant revenues ranging from $2.8 million to more than $7 million, and average earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $898,000 (19.0% of revenues). As most of the brewery restaurants opened during 1997 were designed to perform at a slightly lower capacity, the Company expects average revenues per restaurant to decrease in 1998. Additionally, the average cash investment for the seven restaurants opened in 1997 totaled $2.6 million for leasehold improvements, furniture, fixtures, restaurant and brewing equipment and pre-opening costs (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). There can be no assurance, however, that the Company's restaurant economics can be maintained.

Old Chicago Restaurants

     Design and Layout. Old Chicago restaurants typically range in size from 5,000 to 8,500 square feet. Each restaurant is decorated to create a familiar and neighborly atmosphere for customers that is unique to the locations they serve, and is designed to separate the dining area from the bar area in an effort to make all customers feel comfortable and welcome. The restaurants feature a variety of Chicago memorabilia, a prominent display of rows of a variety of bottled beers, a long row of colorful tap handles for draught beer, and televisions placed strategically throughout the restaurant for viewing sporting or other special events. The table layout at each restaurant is flexible to accommodate groups and special seating requests, with total seats in the dining and bar areas ranging from 175 to 360. Certain restaurants also feature outdoor patio seating and a limited number of pool tables.

     Menu and Pricing. The menu at Old Chicago restaurants is designed to appeal to a variety of tastes and budgets and features more than 40 items, including the Company's signature Chicago-style deep dish pizza, thin-crust pizza (introduced during 1997), appetizers, pastas, burgers, sandwiches, large salads, and several desserts. Menu items are prepared daily with high-quality, fresh ingredients from original recipes. Pizza is a featured section in the menu allowing customers to build their own by choosing from a selection of 36 different toppings, or to sample one of the specialty pizza combinations that include such non-traditional toppings as artichokes, black beans, barbecued chicken, shrimp or marinated sirloin steak. All new menu items and pizza combinations are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability. Entrees range in price from approximately $5.29 for a hamburger to $19.99 for the most expensive large pizza that serves four.

     Wide Beer Selection. Old Chicago restaurants provide a constantly evolving selection of 110 or more imported, domestic and microbrewed beers. Bottled beers are prominently displayed in rows behind the bar along with an array of up to 36 colorful tap handles for draught beer. Beer selectors at Old Chicago restaurants change the beer selection on a regular basis, and strive to be the first eating and drinking establishment in their area to offer newly introduced or hard to find beer selections. The beer selection in each restaurant generally ranges in price from $2.25 for a domestic draught beer to $3.95 for a microbrewed or imported beer. Alcoholic beverages accounted for approximately 43% of Old Chicago restaurant sales during 1997, with beer constituting approximately 78% of alcoholic beverage sales according to Company estimates.

     Customers. Old Chicago restaurants appeal to a wide variety of customers, including regulars who frequent the restaurants several times a week and those who visit for the fun and congenial atmosphere, as well as for the frequent special events. Old Chicago restaurants are open seven days a week from 11:00 a.m. and generally have customers throughout the day and into the evening hours.

     Sales and Marketing. The Company's sales and marketing strategy for the Old Chicago restaurants emphasizes promotions to encourage repeat visits by patrons. One of the restaurants' most effective promotions has been the World Beer TourSM, established in 1984, which encourages exploration over time of 110 different brands of beer available at each Old Chicago restaurant. Patrons who sample 110 beers are eligible for food and bar discounts and prizes along the way and are then inducted into the Hall of FoamSM with their names listed on a large plaque displayed near the bar. Other promotions are designed to promote civic and charitable events in each restaurant's local community and include such local restaurant marketing programs as Rolling Stoves and Pizza PalzSM. The Company also uses extensive print advertising, and radio advertising to the extent a market is media efficient, for certain seasonal promotional events.

     Site Selection and Location. The Company currently operates 40 Old Chicago restaurants, 34 of which are located in various cities throughout Colorado, Minnesota, Kansas, Oregon, Nebraska and Idaho, and one each in Addison, Texas; Madison, Wisconsin; Columbia, Missouri; Bettendorf, Iowa; Tucson, Arizona and Rockford, Illinois. The Old Chicago concept is flexible and adaptable to a variety of markets and demographics primarily because the design and decor of each site is tailored to the specific location, thereby enhancing its neighborhood appeal. Old Chicago restaurants have been successful in downtown and suburban locations, in metropolitan areas and in smaller cities and towns. During the first quarter of 1998, the Company closed the Old Chicago restaurants located in Gladstone, Missouri and Evergreen, Colorado due to lower than expected sales and profitability (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview").

     Restaurant Economics. The Company believes that its Old Chicago restaurants produce competitive unit economics. In 1997, the Old Chicago restaurants operating for the entire fiscal year, excluding the two Old Chicago restaurants closed during the first quarter of 1998, generated average revenues of approximately $1.9 million, with per restaurant revenues ranging from $1.5 million to $2.5 million, and average EBITDA of approximately $302,000 (16.1% of revenues). Additionally, the average cash investment for the seven restaurants opened in 1997 totaled $1.0 million for leasehold improvements, furniture, fixtures, restaurant equipment and pre-opening costs (see "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). There can be no assurance that these restaurant economics can be maintained in the future.

Trolley Barn

     During 1996, the Company acquired an indirect 50% equity interest in Trolley Barn in exchange for 452,073 shares of common stock. The Company has the option to purchase the remaining 50% interest in Trolley Barn at any time between July 2000 and July 2002 at a predetermined multiple of earnings, plus cash and less debt. Trolley Barn currently operates eight casual dining restaurants, four under the name Big River Grille & Brewing WorksTM, two under the name Rock Bottom Restaurant & Brewery, one Ragtime Tavern, and one A1A Ale Works. All of Trolley Barn's restaurants feature hand-crafted beer brewed on-premises, and a menu similar to the Rock Bottom Restaurant & Brewery restaurants in both selection and variety of items and in pricing. Big River Grille & Brewing Works restaurants are located in Chattanooga and Nashville, Tennessee; Greenville, South Carolina and at Disney's Boardwalk adjacent to WALT DISNEY WORLD in Lake Buena Vista, Florida. Rock Bottom Restaurant & Brewery restaurants are located in Atlanta, Georgia and Charlotte, North Carolina. Ragtime Tavern and A1A Ale Works are located in Jacksonville and St. Augustine, Florida, respectively. Trolley Barn's development plans for 1998 include opening a total of three brewery restaurants, two of which were acquired during the first quarter of 1998. The License & Development Agreement requires that Trolley Barn develop three restaurants during fiscal 1998, four during 1999 and five during 2000.

Expansion Strategy

     From January 1995 through December 1997, the Company opened 44 restaurants, including 28 Old Chicago restaurants and 16 Rock Bottom Restaurant & Brewery restaurants. During the first quarter of 1998, the Company closed two Old Chicago restaurants and two Rock Bottom Restaurant & Brewery restaurants opened previously (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"), and as of March 26, 1998, the Company operated 40 Old Chicago restaurants and 19 Rock Bottom Restaurant & Brewery restaurants.

     During July 1997, the Company announced a strategic plan to reduce its future restaurant expansion by opening six Rock Bottom Restaurant & Brewery restaurants and no Old Chicago restaurants during fiscal 1998, and to defer its plans for franchising the Old Chicago concept. As a result, the Company's expansion strategy for 1998 is focused on opening company-owned brewery restaurants. The Company anticipates resuming expansion for the Old Chicago concept once management believes it has an effective plan in place to improve sales and profits in certain restaurants, and to reduce new restaurant development costs.

     Expansion during 1998 for the brewery restaurants will focus primarily on building out existing markets in California, Ohio, Illinois and Washington. New restaurant locations currently planned for 1998 and the estimated opening dates are as follows:

                        1998 Planned Restaurant Openings

       Location                           Estimated Opening Date
       --------                           ----------------------
       La Jolla, CA                         April 1998
       Cleveland, OH                        May 1998
       Irvine, CA                           July 1998
       Warrenville, IL                      September 1998
       Phoenix, AZ                          October 1998
       Bellevue, WA                         November 1998

     While the Company is evaluating new markets for possible expansion in the future, there can be no assurance that either the Rock Bottom Restaurant & Brewery or Old Chicago concept will be successful outside their historical markets where regional tastes and restaurant preferences may be different. In addition, the Company has expanded the geographic location of its restaurants, and there can be no assurance that the Company will be able to operate profitable restaurants dispersed in a larger geographic area.

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

Restaurant Operations and Management

     The Company seeks to attract and retain high quality, experienced restaurant managers by providing them with responsibility and financial incentives. The management team of a typical restaurant consists of one general manager, up to four department heads (service, kitchen, bar and, if applicable, brewing) and up to four assistant managers. Each restaurant also has either an executive chef or professional kitchen manager and up to three assistant chefs or assistant kitchen managers. The Company presently employs a vice president of operations for each restaurant division, four regional managers for the Rock Bottom Restaurant & Brewery division and seven regional managers for the Old Chicago division. The Company provides financial incentives to general and regional managers based on certain performance measures including: (i) profitability of the restaurant, (ii) adherence to standard hiring practices, and (iii) completion of personnel reviews on a timely basis. General managers are also reviewed on the basis of the advancement and growth of assistant managers, restaurant cleanliness and safety, involvement in the community and awareness of the market.

     The Company strives to maintain quality and consistency at each of its restaurants by assisting its personnel in achieving higher levels of execution in service, food/beverage preparation, brewing quality assurance and facility maintenance. Through weekly sales meetings, monthly department meetings, "brew-chats" and quarterly employee roundtable focus groups, the Company involves each employee in the evaluation and improvement of restaurant operations. The Company seeks to develop and refine its performance measurement system on an on-going basis, seeking new and innovative ways to provide feedback to its employees to focus their attention on improving restaurant performance and profitability.

     The Company devotes significant resources to management training and development. The Company has established a team of full-time professionals including a vice president of training, a director of recruiting and two directors of training to manage the recruitment and training of management personnel for the Company's new and existing restaurants. In addition, as the staff is the key ingredient to the Company's customer service commitment, the Company devotes substantial resources to the recruiting, hiring and training of these individuals, and employs three training coordinators for designing and implementing staff training programs such as "Train the Trainer," which ensures that trainers at each restaurant are communicating a correct and consistent message, and "Big Brother/Big Sister," which provides all new staff members with a designated individual for answering questions or providing assistance.

     The Company maintains an alcohol awareness training program for all restaurant-level Company employees who interact with customers, which must be completed during the first 90 days of employment. The Company employs 30 accredited trainers who educate and train Company staff to serve alcohol responsibly.

Internal Controls

     The Company maintains internal controls for each of its restaurants through use of centralized accounting and management information systems. Each restaurant has the ability to compile their sales and labor information on a daily basis through utilization of point-of-sale terminals. Certain brewery restaurants also have sophisticated computer payroll scheduling systems that have allowed management to manage and control labor costs efficiently as well as transmit payroll information directly to the Company. During 1997, the Company implemented a new accounting and financial reporting software package that has, among other things, provided the ability to integrate daily information generated by each restaurant's point-of-sale and labor scheduling systems with the central accounting system and easily prepare consolidated or other selected management reports (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Cash is controlled either through daily deposits of sales proceeds into the Company's principal depository account, maintained in Colorado, or is transferred twice a week from bank accounts out of state into the Colorado depository account. The Company stresses the interaction with restaurant management to ensure accurate and efficient reporting.

Brewing Operations

     The breweries at the Rock Bottom Restaurant & Brewery restaurants are designed to produce between 1,600 and 5,000 barrels per year. Each system is custom designed to be integrated into the restaurant layout in the most efficient and aesthetic manner and emphasizes ease of control, use and flexibility. Each Rock Bottom Restaurant & Brewery restaurant employs a head brewer and one or more apprentice brewers. The Company also employs a vice president of brewing operations, two brewers responsible for designing and installing all brewing systems in new restaurants, and six brewers (four of whom also serve as head brewers) who act as quality control supervisors.

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

     The Company directs and participates in a volume buying group consisting of 14 other restaurants, two hotels and one brewery, all of which are owned in whole or in part by affiliates of the Company. During fiscal 1997, the Company's single largest supplier, Nobel Sysco, Inc., accounted for approximately 88% of food and other products purchased by the Company. The master agreement under which the Company operates with this supplier is terminable upon 30 days' notice by either party. The Company believes that food and beverage products are readily available from alternate suppliers.

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

     The restaurant industry generally, and the Company in particular, is affected by changes in consumer tastes, national, regional or local economic conditions, weather conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company believes its ability to compete effectively will continue to depend upon its ability to offer superior service with high quality menu items in distinctive dining environments.

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

     Alcoholic Beverage Regulation. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities. The Company operates its Rock Bottom Restaurant & Brewery restaurants in compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury, as well as the licensing requirements of states where its restaurants are located. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license and permit to brew and/or sell alcoholic beverages on premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and brewing, and handling, storage and dispensing of alcoholic beverages. The Company believes it has all material regulatory permits and licenses necessary to operate its restaurants and the breweries at the Rock Bottom Restaurant & Brewery restaurants. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease the brewing and/or sale of alcoholic beverages at its restaurants. In addition, changes in legislation, regulations or administrative interpretation of liquor laws after the opening of restaurants in a jurisdiction may prevent or hinder the Company's expansion or operations in that jurisdiction. The failure to receive or retain, or delay in obtaining, a liquor or brewpub license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

     Certain states have restrictions on the number of barrels of beer that can be brewed annually by a brewpub. These various state liquor laws are continually changing, and the Company may be hindered or prohibited from opening Rock Bottom Restaurant & Brewery restaurants in certain markets. The Company does not believe that federal or state liquor laws will have a material adverse effect on the opening or operation of the Rock Bottom Restaurant & Brewery restaurants planned for 1998.

     The United States federal government currently imposes an excise tax of $18 per barrel on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11 per barrel on its first 60,000 barrels produced annually. In 1997, the Company was able to take advantage of a $359,458 credit from the production of 32,678 barrels pursuant to this exemption. The Company is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which also are subject to change. It is possible that excise taxes will be increased by both the federal government and a number of the states. Increased excise taxes on alcoholic beverages have been considered by the U.S. Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation. Certain states have special taxes on the sale or production of alcoholic beverages. Increases in taxes on malt beverages, if enacted, could have a material adverse effect on the Company.

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

Employees

     At December 28, 1997, the Company had 5,295 employees, of which 86 served in administrative capacities (including home office, brewery, administrative and executive personnel), 330 served as restaurant management personnel, and the remainder of whom were hourly personnel. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation are competitive with those offered by its competitors and considers relations with its employees to be excellent.

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

ITEM 2:  Properties

     As of December 28, 1997, the Company operated 63 restaurants, including 21 Rock Bottom Restaurant & Brewery restaurants and 42 Old Chicago restaurants, and owned a 50% equity interest in six restaurants operated by Trolley Barn. The following table sets forth the locations of these restaurants. See "Business-Expansion Strategy" for a discussion of planned restaurant openings in 1998:

                           Existing Restaurant Locations as of December 28, 1997

                                  Rock Bottom Restaurant &
                                          Brewery              Old Chicago          Trolley Barn
           Arizona                           --                      1                   --
           California                         3                     --                   --
           Colorado (a)                       4                     17                   --
           District of Columbia               1                     --                   --
           Florida                           --                     --                   1
           Georgia                           --                     --                   1
           Idaho                             --                      2                   --
           Illinois                           1                      1                   --
           Indiana                            1                     --                   --
           Iowa                               1                      1                   --
           Kansas (a)                         1                      3                   --
           Maryland                           1                     --                   --
           Minnesota                          1                      7                   --
           Missouri (a)                      --                      2                   --
           Nebraska                          --                      3                   --
           Ohio                               2                     --                   --
           Oregon                             1                      3                   --
           North Carolina                    --                     --                   1
           South Carolina                    --                     --                   1
           Tennessee                         --                     --                   2
           Texas (a)                          2                      1                   --
           Washington                         1                     --                   --
           Wisconsin                          1                      1                   --
                                             --                     --                   --
             Total restaurants               21                     42                   6
                                             ==                     ==                   =

         (a) During the first quarter of 1998, the Company closed two Old Chicago restaurants located in Colorado and Missouri and two Rock Bottom Restaurant & Brewery restaurants located in Kansas and Texas (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview").

     The Company either owns or leases the furnishings, fixtures and equipment in each of its restaurants. Generally, each lease entered into by the Company is conditioned upon the ability of the Company to obtain the permits and licenses necessary to operate the restaurant identified for such site. Existing restaurant building leases have expiration dates ranging from August 1998 to February 2038 (excluding existing renewal options). The Company does not anticipate any difficulties in renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases. See Note 10 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

     The Company owns the land and building for the Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado; Addison, Texas and Salem, Oregon, and for the Rock Bottom Restaurant & Brewery restaurants located in Chicago, Illinois; Addison, Texas and Des Moines, Iowa. The Company completed a sale/leaseback transaction in early 1998 for the property owned in Des Moines (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Property owned in Chicago is encumbered by a long-term mortgage (see Note 6 of Notes to Consolidated Financial Statements). The Company also leases approximately 23,000 square feet of office space in Louisville, Colorado.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

     Not applicable.
                                     PART II

ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters

     The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices per share of the Company's Common Stock, as reported on The Nasdaq Stock Market SM. The last sale price of the Company's common stock on March 26, 1998, was $5.875 per share.


                                             High          Low
1996
         First quarter                     $ 13.00       $ 8.75
         Second quarter                      14.88         9.50
         Third quarter                       13.75        10.88
         Fourth quarter                      12.50         9.25

1997
         First quarter                     $ 12.00       $ 8.63
         Second quarter                      12.00         9.25
         Third quarter                       10.00         7.25
         Fourth quarter                      11.75         5.75

     As of March 26, 1998, there were 295 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

     The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in existing financing agreements, the general financial condition of the Company and general business conditions.

ITEM 6:  Selected Financial Data

     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 28, 1997, are derived from the
Consolidated Financial Statements of the Company, which have been audited by Arthur Andersen LLP, independent accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The financial data presented prior to 1994 represents the historical combined operations of certain predecessor corporations. See Note 1 of Notes to Consolidated Financial Statements.


                                                                                Years Ended
                                              -----------------------------------------------------------------------------
                                               December 26,    December 25,    December 31,      December 29,   December 28,
                                                 1993               1994             1995             1996          1997
                                                 ----               ----             ----             ----          ----
                                                                  (In thousands, except per share data)
Income Statement Data:
Revenues:
  Old Chicago restaurants                       $15,641           $22,201        $40,499          $ 58,328       $  73,117
  Rock Bottom Restaurant & Brewery
   restaurants                                    9,126            16,652         33,465            50,902          77,131
                                                -------            ------         ------          --------        --------
         Total revenues                          24,767            38,853         73,964           109,230         150,248
                                                 ------            ------         ------           -------         -------
Operating Expenses:
  Cost of sales                                   6,777             9,785         18,509            27,100          37,672
  Restaurant salaries and benefits                8,113            12,727         24,739            35,552          51,086
  Operating expenses                              5,201             8,044         15,135            23,529          30,627
  Selling expenses                                  942             1,272          2,855             4,272           5,773
  General and administrative                      1,434             2,468          4,577             5,620           9,073
  Depreciation and amortization                     565             1,325          4,200             7,802          12,136
  Restructuring charge                               --                --             --                --           9,707
                                                -------           -------        -------          --------        --------
         Total operating expenses                23,032            35,621         70,015           103,875         156,074
                                                 ------            ------         ------           -------         -------
Income (Loss) From Operations                     1,735             3,232          3,949             5,355          (5,826)
Equity in joint venture earnings                     --                --             --               223             330
Interest income (expense), net                     (174)             (106)           831               (74)         (1,763)
Other income (expense), net                        (148)                8             40                (1)             --
                                                --------          -------        -------         ---------       ---------
Income (Loss) Before Taxes                        1,413             3,134          4,820             5,503          (7,259)
Net Income (Loss) (1)                          $    880           $ 1,924       $  3,270          $  4,025        $ (4,691)
                                                 ======            ======         ======            ======          ======
Diluted Net Income (Loss) Per Share            $    .29           $   .47       $    .45          $    .52        $   (.58)
                                                 ======            ======         ======            ======          ======
Diluted Weighted Average
    Shares Outstanding (2)                        3,062             4,072          7,264             7,725           8,027
                                                  =====             =====          =====             =====           =====
Balance Sheet Data (at end of period):
  Working capital (deficit)                     $(3,072)          $ 1,113        $ 9,335          $   (732)       $ (5,567)
  Total assets                                    5,757            26,359         64,169            84,948         108,195
  Long-term debt (including current
    portion)                                      1,825               706            641            11,564          28,940
  Obligations under capital leases
    (including current portion)                     292             1,794          1,667             1,372           2,861
  Stockholders' equity                              940            17,924         55,341            65,337          61,219


(1) The Company was taxed as an S corporation through July 10, 1994 and, therefore, the income statement data includes certain adjustments to reflect a provision for income taxes through that date as if the Company had been taxed as a C Corporation.

(2) Weighted average common shares outstanding include (a) 3,000,000 shares of Common Stock issued to stockholders of certain predecessor corporations and (b) 62,375 additional shares deemed issued at December 26, 1993, to fund undistributed S corporation earnings at that date.

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

Cautionary Statement Under "Safe Harbor" Provision of the
Private Securities Litigation Reform Act of 1995

     Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include statements regarding:

              -Restaurant expansion plans for 1998;
              -Estimated capital expenditures in 1998;
              -Estimated average construction cost for new restaurants opening during 1998;
              -Trolley Barn's development plans during the next three years; -The Company's expansion strategy;
              -Ability of the Company to renew existing leases;
              -Ability to complete sale-leaseback transactions for prototype brewery restaurants;
              -Availability of food and beverage products from alternate suppliers;
              -Ability of the Company to compete effectively within the
               restaurant industry;
              -Changes in federal or state liquor or tax laws;
              -Impact on financial  condition,  results of operations or liquidity from legal proceedings arising in the ordinary course of business;
              -Ability of brewery restaurants to achieve operating efficiencies; -Timing and results of cost reduction efforts;
              -Estimated amounts accrued for restaurant closings;
              -Ability to generate  sufficient  cash from operations to complete financing of 1998 restaurant expansion.

     Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or developing a significant number of new restaurants over a relatively short period of time; delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; ability of Trolley Barn to open restaurants or conduct operations as anticipated; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; acceptance in new markets; competitive conditions in the Company's markets; general economic conditions; adverse weather conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; greater than expected costs associated with closing restaurants, and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     As of December 28, 1997, the Company operated 21 Rock Bottom Restaurant & Brewery restaurants and 42 Old Chicago restaurants, an increase of 14 restaurants from the end of the preceding fiscal year. The following table lists the Company's new restaurant openings by quarter during 1997:


                                                          New Restaurant Openings

                                                    Qtr. Ended   Qtr. Ended   Qtr. Ended   Qtr. Ended      Total
                                                      3/30/97      6/29/97      9/28/97     12/28/97        1997
           Old Chicago restaurants                       2            4            1           --            7
           Rock Bottom Restaurant & Brewery
             restaurants                                 2            3            2           --            7
                                                         -            -            -           --            -
                Total restaurants                        4            7            3            0            14
                                                         =            =            =            =            ==

     The Old Chicago restaurants opened during 1997 are primarily located in existing markets throughout the west and mid-west. The Rock Bottom Restaurant & Brewery restaurants opened during 1997 are located in Campbell, Fresno and Long Beach, California; Englewood, Colorado; Des Moines, Iowa; Milwaukee, Wisconsin and the District of Columbia. Due to the maturation of the Company's existing restaurant base and the possible effects of opening additional restaurants in close proximity, revenues of certain of the Company's restaurants may be lower in future periods than previously experienced.


     During 1997, the Company approved a strategic plan to reduce restaurant expansion, suspend development of new Old Chicago restaurants, and close two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants during early 1998. Such steps were part of an overall restructuring effort to improve restaurant operating profits. As a result of these decisions, the Company incurred a pre-tax restructuring charge of approximately $9.7 million. Such charge includes the estimated costs accrued to close these four restaurants of approximately $3.9 million, write-downs of certain assets to their net realizable value totaling approximately $5.5 million, and expenses related to the elimination of certain corporate office overhead in response to the planned reduction in future growth totaling approximately $272,000. Subsequent to yearend, the Company closed the Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and the Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas.

     Restaurant openings planned for 1998 include six Rock Bottom Restaurant & Brewery restaurants. All leases for new restaurants are either signed or in the final stages of negotiation. Future operating results may be adversely affected by costs associated with developing a significant number of new restaurants over a relatively short time period. Additionally, new restaurants typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Preopening costs, which are incurred prior to opening a new restaurant but amortized over the first 12 months after opening, and restaurant salaries and benefits are one example of these increased costs.

     The Accounting Standards Executive Committee of the AICPA has issued for comment a proposed statement of position ("SOP") titled "Reporting on the Costs of Start-up Activities." If issued as proposed, the new standard would require the Company to prospectively expense preopening costs as incurred. As currently proposed, the new SOP would not require restatement of prior periods and would be applied as of the beginning of the fiscal year in which the SOP is first adopted, which would be 1998 for the Company. Initial application would be reported as a cumulative effect of a change in accounting principle.

     The Company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1996 and 1997 each contained 52 weeks, while fiscal 1995 contained 53 weeks.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                                      Percentage of Revenues
                                                                                      ----------------------
                                                                                             Years Ended
                                                                                             -----------
                                                                              December 31,   December 29,    December 28,
                                                                                  1995           1996            1997
                                                                                  ----           ----            ----
Income Statement Data:
Revenues:
  Old Chicago restaurants                                                         54.8%          53.4%           48.7%
  Rock Bottom Restaurant & Brewery restaurants                                    45.2           46.6            51.3
                                                                                 -----          -----           -----
         Total revenues                                                          100.0          100.0           100.0
                                                                                 -----          -----           -----
Operating Expenses:
  Cost of sales                                                                   25.0           24.8            25.1
  Restaurant salaries and benefits                                                33.4           32.6            34.0
  Operating expenses                                                              20.5           21.5            20.4
  Selling expenses                                                                 3.9            3.9             3.8
  General and administrative                                                       6.2            5.1             6.0
  Depreciation and amortization                                                    5.7            7.2             8.1
  Restructuring charge                                                             --              --             6.4
                                                                                 -----          -----           -----
         Total operating expenses                                                 94.7           95.1           103.8
                                                                                 -----          -----           -----
Income (Loss) From Operations                                                      5.3            4.9            (3.8)
Equity in joint venture earnings                                                    --            0.2             0.2
Interest income                                                                    1.5            0.2              --
Interest expense                                                                  (0.3)          (0.3)           (1.2)
Other income (expense), net                                                         --             --              --
                                                                                 -----          -----           -----
Income Before Taxes                                                                6.5            5.0            (4.8)
Net Income (Loss)                                                                  4.4%           3.7%           (3.1)%
                                                                                 =====          =====           =====
Restaurant Data:
  Restaurants open (end of period):
    Old Chicago restaurants                                                       23              35               42
    Rock Bottom Restaurant & Brewery restaurants                                  10              14               21
                                                                                 ---             ---              ---
         Total                                                                    33              49               63
                                                                                 ===             ===              ===
  Restaurant operating weeks:
    Old Chicago restaurants                                                      983           1,541            2,058
    Rock Bottom Restaurant & Brewery restaurants                                 369             588              949
                                                                              ------          ------           ------
         Total                                                                 1,352           2,129            3,007
                                                                               =====           =====            =====
  Average sales per restaurant (open for full period)
    (in thousands):
    Old Chicago restaurants                                                   $2,144           $1,902         $ 1,834
    Rock Bottom Restaurant & Brewery restaurants                               4,705            4,466           4,393

Fiscal 1997 Compared to Fiscal 1996

     Revenues. Revenues increased $41.0 million (37.6%) to $150.2 million in fiscal 1997 from $109.2 million in fiscal 1996. Revenues from the 14 new restaurants which opened during 1997 accounted for $24.5 million (22.4%) of the increase. The balance of the increase primarily resulted from the 16 restaurants opened during 1996 contributing a full year of sales in 1997. Comparable restaurant sales for the year ended December 28, 1997 were down slightly more than one percent. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

     Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased significantly to 51.3% in 1997 from 46.6% in 1996. Although the Company opened seven brewery restaurants and seven Old Chicago restaurants during the last 12 months, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage. The Company expects revenues from the Rock Bottom Restaurant & Brewery restaurants to comprise an even greater percentage of the Company's total revenues in 1998, as there are no Old Chicago restaurant openings planned for 1998.

     AWS for the Old Chicago restaurants during 1997 were $35,528 as compared to $37,850 during fiscal 1996 (a decrease of 6.1%). Comparable restaurant sales for the Old Chicago restaurants were down 2.6% for the year ended December 28, 1997. These decreasing trends in AWS and comparable restaurant sales for the Old Chicago restaurants continue to reflect the ever-increasing competitive nature of the restaurant industry. Management also believes that the uneven sales performance among its Old Chicago restaurants, which have fiscal 1997 AWS currently ranging from approximately $28,000 to $49,000, indicates inconsistent execution of the concept at certain locations. During the third quarter of 1997, the Company began implementing an extensive analysis of its Old Chicago restaurants to direct management's efforts towards improving overall execution in each restaurant by increasing AWS in certain restaurants while achieving more consistent profitability. Such analysis covers all aspects of operations including hiring and training of new staff, restaurant maintenance and cleanliness, local restaurant marketing promotions, menu merchandising, service standards and food quality and consistency. The Company has begun to see some benefits from focusing on these areas including improved AWS and comparable restaurant sales trends during the fourth quarter of 1997 as compared to the fourth quarter of 1996. However, management expects that complete implementation of this program will not occur system wide until mid 1998.

     AWS for the Rock Bottom Restaurant & Brewery restaurants during 1997 were $81,277 as compared to $86,568 during fiscal 1996 (a decrease of 6.5%). Comparable restaurant sales for the brewery restaurants were flat for the year ended December 28, 1997. The Company anticipated the decrease in AWS as most of the brewery restaurants opened during 1997 were designed to operate at a slightly lower capacity than the Company's previous restaurants. AWS during 1997 for this group of restaurants were approximately $71,000 as compared to $84,000 for the 14 restaurants opened prior to 1997. As the Company will continue to design certain of its new brewery restaurants with this lower capacity, decreases in AWS are expected to continue in the future.

     Cost of Sales. Cost of sales, which consists of food, beverage and merchandise costs, increased $10.6 million (39.0%) to $37.7 million in fiscal 1997 from $27.1 million in fiscal 1996, and increased as a percentage of revenues to 25.1% in fiscal 1997 from 24.8% in fiscal 1996. The increase in cost of sales as a percentage of revenues was due primarily to new menus implemented in both concepts in late third quarter and early fourth quarter of 1997. Management believes such cost increases are temporary and result from inefficiencies associated with rolling out new menus. Additionally, although the Company benefited from greater purchasing efficiencies during 1997, including certain non-recurring benefits in the third quarter of 1997, these cost savings were offset by greater than expected food costs during 1997 for the seven brewery restaurants opened during the year. New brewery restaurants typically incur significantly higher food costs during their first several months of operation due to complexity of the menu items. As new brewery restaurants begin to achieve operational efficiencies, the Company expects that cost of sales as a percentage of revenues may decrease slightly over time. Additionally, the Company has engaged an outside consultant to assist in reengineering the brewery menu and streamlining food preparation procedures. Cost savings from such steps are not expected until mid-1998.

     Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $15.5 million (43.7%) to $51.1 million in fiscal 1997 from $35.6 million in fiscal 1996. Restaurant salaries and benefits as a percentage of revenues increased to 34.0% in 1997 from 32.6% in 1996. The increase in labor costs as a percentage of revenues is primarily attributed to two factors: significantly higher labor costs associated with the seven new brewery restaurants opened during 1997, and decreases in AWS for the Old Chicago restaurants.

     Although labor costs as a percentage of revenues for brewery restaurants opened prior to 1997 decreased during fiscal 1997 as compared to fiscal 1996, labor costs in the new brewery restaurants, most of which operate in higher cost labor markets, more than offset this savings. Labor costs in the new brewery restaurants improved significantly during the fourth quarter of 1997 from the third quarter of 1997, and additional cost savings are anticipated over the next several months as these restaurants achieve operational efficiency. Other increases in labor are due to greater costs for management and kitchen labor in the Old Chicago restaurants. As the majority of these labor costs are fixed, the decrease in AWS resulted in an increase to these costs as a percentage of revenues.

     Federal legislation effective September 1, 1997 increased the minimum wage rate $.40 per hour to $5.15 per hour. This legislation also provided for an additional increase to the Federal tip credit by the same amount, so that the federal minimum wage paid to tipped employees did not increase. Additionally, certain states passed minimum wage legislation to increase rates to amounts in excess of the Federal minimum wage. Although a majority of the Company's restaurants operate in states that have wage laws consistent with the Federal minimum wage laws, the Company implemented a menu price increase of approximately 2% in both restaurant concepts late during the third quarter of 1997 to help mitigate the anticipated impact of such legislation.

     Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $7.1 million (30.2%) to $30.6 million in fiscal 1997 from $23.5 million for fiscal 1996. As a percentage of revenues, such expenses decreased to 20.4% in 1997 from 21.5% in 1996. This decrease was principally due to a reduction in 1997 insurance premium rates, particularly workmen's compensation insurance, as well as a continued emphasis on cost control measures in numerous areas of restaurant operations.

     General and Administrative ("G&A"). G&A expenses increased $3.5 million (61.5%) to $9.1 million in fiscal 1997 from $5.6 million in fiscal 1996, and increased as a percentage of revenues from 5.1% in fiscal 1996 to 6.0% in fiscal 1997. The significant increase in dollars is primarily due to (1) personnel additions in the areas of marketing, training, information systems, supervision, accounting and finance, and senior management necessary to support the Company's expansion program, and (2) approximately $1.3 million in non-recurring charges incurred during the fourth quarter of 1997 for executive severance pay and costs associated with the Company's exploration of strategic alternatives.

     Depreciation and Amortization. Depreciation and amortization, including amortization of preopening expenses, increased $4.3 million (55.5%) to $12.1 million for fiscal 1997 from $7.8 million in fiscal 1996. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 5.1% during 1997 as compared to 4.4% in 1996, and preopening expense amortization was 3.0% in 1997 as compared to 2.8% in 1996.

     The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for both concepts, increased depreciation expense associated with a greater number of corporate assets resulting from the Company's expansion program, and increased amortization of intangible assets including goodwill associated with the Company's investment in Trolley Barn. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During 1997, preopening expense was amortized for a larger number of Rock Bottom Restaurant & Brewery restaurants than in 1996, resulting in the increase to preopening expense amortization as a percentage of revenues.

     Restructuring Charge. The Company incurred a pre-tax restructuring charge during 1997 of approximately $9.7 million ($5.2 million during the third quarter of 1997 and $4.5 million during the fourth quarter of 1997) related primarily to write-downs of certain assets to their net realizable value, costs associated with downsizing the corporate office, and estimated costs associated with closing four restaurants during 1998. See Note 7 of Notes to Consolidated Financial Statements.

     Equity in Joint Venture Earnings. The equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley Barn (see Note 5 of Notes to Consolidated Financial Statements). The increase from 1996 of approximately $107,000 is due to the Company recording a full year of earnings during 1997 as compared to only six months of earnings during 1996. Additionally, although Trolley Barn operated six restaurants at the end of 1997 as compared to four restaurants at the end of 1996, increased earnings from these restaurants were offset by greater general and administrative expenses associated with Trolley Barn's expansion program.

     Interest Expense / Interest Income. Interest expense for the year ended December 28, 1997 increased $1.5 million from 1996, excluding approximately $378,000 of interest expense capitalized to construction costs. The increase in interest expense is primarily attributable to an increase in long-term debt from the end of 1996, principally additional net borrowings of $17.9 million under the Company's line of credit. See Note 6 of Notes to Consolidated Financial Statements. Interest income during 1996 primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995.

     Net Income (Loss) and Diluted Net Income (Loss) Per Share. Net loss and diluted net loss per share for the year ended December 28, 1997 was $4.7 million and $.58, respectively. Net income and diluted net income per share, exclusive of the restructuring charge and certain other non-recurring G&A expenses, is summarized as follows:

         Pre-tax loss                                      $ (7,258,894)
         Add:   Restructuring charge                          9,706,554
                Non-recurring  G&A expenses                   1,300,000
                                                              ---------
                Pro forma pre-tax income excluding
                  non-recurring charges                       3,747,660
                Allocable income tax expense                 (1,305,154)
                                                              ---------
                Pro forma net income                       $  2,442,506
                                                              =========
                Pro forma  diluted  net income per share   $        .30

     Income Tax Provision (Benefit). The effective tax rate associated with the income tax benefit in 1997 was 35.4% as compared to the effective tax rate for the income tax provision in 1996 of 26.9%. The difference between the two rates is primarily due to income tax credits generated during each fiscal year net of any related valuation allowance. Such net credits are used to reduce the effective combined federal and state tax rate. Due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, during fiscal 1997 the Company recorded a valuation allowance for 100% of the FICA tax credits generated, as compared to fiscal 1996 when the Company recorded a valuation allowance for approximately 30% of tax credits generated. See Note 8 of Notes to Consolidated Financial Statements.

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

     Cost of Sales. Cost of sales, which consists of food, beverage and merchandise costs, increased $8.6 million (46.4%) to $27.1 million in fiscal 1996 from $18.5 million in fiscal 1995, but decreased slightly as a percentage of revenues to 24.8% in fiscal 1996 from 25.0% in fiscal 1995. Although the Company experienced significant increases in certain commodity prices during the latter part of the second quarter and into the third quarter of 1996, particularly cheese and chicken, these cost increases were offset by increased purchasing efficiencies, and increased training and development of restaurant management to focus on controlling food and beverage waste and yields. Commodity prices for cheese and chicken have since returned to their pre-inflation 1996 levels.

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

     Equity in Joint Venture Earnings. The 1996 equity in joint venture earnings represents the Company's 50% equity interest in Trolley Barn's net after-tax earnings.

     Interest Expense / Interest Income. Interest expense for the year ended December 29, 1996, increased $51,856 from 1995. Additionally, interest expense of approximately $195,000 was capitalized to construction costs. This increase in interest expense is primarily attributable to proceeds from long-term debt of $11 million during 1996. See Note 6 of Notes to Consolidated Financial Statements. Interest income primarily represents amounts earned from the temporary investment of cash proceeds from the Company's follow-on offering in the first quarter of 1995. Such proceeds were used primarily for the construction of new restaurants in 1996, resulting in lower interest income during 1996 as compared to 1995.

     Provision for Income Taxes. The 1996 provision for income taxes reflects utilization of approximately $1.1 million in tax credits attributable to FICA tax paid on certain tips to hourly restaurant employees (the "FICA Credit"), and to rehabilitation costs incurred for certain owned restaurant property in Chicago. The 1995 tax provision included a FICA Credit of only approximately $502,000. These credits in both years reduced the effective combined federal and state tax rate. As of December 29, 1996, the Company had tax credits available totaling $1.5 million to reduce income taxes payable in future years. Due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, the Company recorded a valuation allowance in 1996 for approximately 22% of these credits. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last three years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. As is common in the restaurant industry, the Company has generally operated with negative working capital. The following table presents a summary of the Company's cash flows for fiscal year 1995, 1996, and 1997:

                                                                             Fiscal Year Ended
                                                             ----------------- ---------------- ---------------
                                                               December 31,       December       December 28,
                                                                   1995           29, 1996           1997
                                                             ----------------- ---------------- ---------------
          Net cash provided by operating activities           $  3,762,046      $  6,827,645     $ 13,275,857
          Net cash used in investing activities                (38,623,814)      (21,525,687)     (28,631,473)
          Net cash provided by financing activities             33,303,434        11,142,701       16,978,153
          (Decrease) increase in cash and cash equivalents      (1,558,334)       (3,555,341)       1,622,537

         Net cash used in investing activities during 1995, 1996 and 1997 included net capital expenditures of $30.7 million, $29.0 million and $28.6 million, respectively. These capital expenditures were primarily for the construction of new restaurants, routine expenditures and remodels of existing restaurants, and for leasehold improvements, furniture and equipment in the corporate office. The average cash investment for leasehold improvements, furniture, fixtures, restaurant equipment, brewing equipment and preopening costs for restaurants opened during these periods is as follows:

                                          Average Cash Investment per Restaurant

                                          1995                          1996                       1997
                              --------------------------    --------------------------   -----------------------
                                  #of                          #of                          #of
                              restaurants      Average     restaurants      Average     restaurants      Average
                                opened       Investment       opened      Investment       opened      Investment
                                ------       ----------       ------      ----------       ------      ----------
Old Chicago                       9          $  936,000        12        $1,017,000          7        $1,025,000
Rock Bottom Restaurant &          5          $3,174,000         4        $2,900,000          7        $2,633,000
  Brewery

     In certain instances, the Company has received landlord contributions in the form of tenant finish allowances, reducing the cost of opening a new restaurant. There can be no assurance, however, that landlord contributions will be available in the future. Investing activities also include a $7.8 million use of cash in 1995 for the purchase of short-term investments. Such investments were sold in 1996 and the proceeds included as a source of cash.

     Although the Company has historically leased its facilities, during 1997, the Company purchased undeveloped land for two Rock Bottom Restaurant & Brewery restaurants. Such land was utilized to construct build-to-suit locations in Englewood, Colorado and Des Moines, Iowa using the Company's newly introduced design prototype. During September 1997, the Company completed a sale-leaseback transaction for the Englewood location, resulting in a recovery of substantially all its investment in the land and building, or approximately $2 million. The sale portion of this transaction is reflected in investing activities in the accompanying Consolidated Cash Flow Statement. The Company also completed a sale-leaseback transaction for the Des Moines location during the first quarter of 1998, resulting in the recovery of an additional $2 million. The Company estimates that during 1998, the cost to construct and open a brewery restaurant prototype, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $1.9 million, as compared to the estimated $2.6 to $3.0 million, before landlord contributions, to construct and open a leased brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale-leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

     Net cash provided by financing activities during 1995 primarily represents net proceeds of $33.7 million received from the Company's public offering during that year. During 1996, the Company secured a $20 million bank revolving credit facility (the "Credit Facility"), and executed a $2.5 million first mortgage on real property located in Chicago, Illinois. These financing instruments provided cash sources in 1996 of $11.0 million. The Company amended the Credit Facility in February 1997 and again in July 1997 to increase the maximum borrowings available to $40 million (see Note 6 of Notes to Consolidated Financial Statements). Such amended Credit Facility provided additional financing sources during 1997 of $17.9 million. As of December 28, 1997, the Company had $26.4 million outstanding under the amended Credit Facility. Additionally, the Company receives trade credit based upon negotiated terms for purchasing food and supplies, and does not have significant receivables or inventory.

     During the third quarter of 1996, the Company financed its acquisition of an indirect 50% interest in Trolley Barn by exchanging 452,073 shares of its $.01 par value common stock (see Note 5 of Notes to Consolidated Financial Statements). The corresponding increase in assets and equity is excluded from the above cash flows reflecting the non-cash nature of this transaction.

     The Company estimates that total capital expenditures for 1998, excluding preopening costs and net of proceeds from sale-leaseback transactions, will be approximately $15.5 million. This includes $12.3 million in estimated total costs for the six new brewery restaurants, two of which will be prototypes and four of which will be converted from existing properties, $2.5 million in estimated costs for routine capital expenditures and remodels of existing restaurants, and $700,000 for capital expenditures for the corporate office. There can be no assurance that these estimated capital expenditures will be sufficient for completion of current development plans or that they will not increase in the future.

     The Company believes that its existing cash balances, cash flow generated from operations and funds available under the amended Credit Facility will be sufficient to satisfy its currently anticipated cash needs through fiscal 1998. However, results of operations could be negatively affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends and traffic patterns, decreased interest income and increased interest expense, among other factors. In the event the impact of such factors is significant, the Company may require additional sources of external financing. Additionally, as the amended Credit Facility expires in July 1999, the Company may seek additional sources of debt or equity capital for its continuing expansion. There can be no assurance that such funds will be available on favorable terms, if at all.

Year 2000 Compliance

     During 1997, the Company began a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000"issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's system conversion during 1997 addressed a significant part of this problem, as the new general financial and payroll software applications implemented were represented by the vendors to be Year 2000 compliant. The Company is also developing an implementation plan for its remaining Year 2000 issues, including either modifications or upgrades of substantially all existing restaurant point-of-sale systems. Total estimated costs to resolve the Year 2000 problem are unknown at this time, however, the Company expects to incur capital expenditures of approximately $250,000 during 1998 to upgrade the personal computer hardware and software in all restaurants as the next step in achieving Year 2000 compliance.

Seasonality and Quarterly Results

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in the second and third quarters, but as the Company enters new markets, it may encounter different seasonal patterns. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Specifically, results of operations from new restaurants opening in the first or fourth quarters will experience lower margins initially than new restaurants opening in the second and third quarters. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. See Note 11 of Notes to Consolidated Financial Statements.

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

ITEM 8:  Financial Statements and Supplementary Data

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
Report of Independent Public Accountants                                                      24
Consolidated Balance Sheets as of December 29, 1996 and December 28, 1997                     25
Consolidated Statements of Operations for the Years Ended December 31, 1995,
   December 29, 1996, and December 28, 1997                                                   26
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995,
   December 29, 1996, and December 28, 1997                                                   27
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
   December 29, 1996, and December 28, 1997                                                   28
Notes to Consolidated Financial Statements                                                    29

All financial statement schedules are omitted as they are not applicable to the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Rock Bottom Restaurants, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of ROCK BOTTOM RESTAURANTS, INC. and SUBSIDIARIES as of December 29, 1996 and December 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock Bottom Restaurants, Inc. and Subsidiaries as of December 29, 1996 and December 28, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  February 13, 1998.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                                                              December 29 and 28,
                                                                                              -------------------
                                                                                           1996               1997
                                                                                       ----------        ------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                 $         --      $    1,622,537
  Accounts receivable                                                                     747,762             938,932
  Accounts receivable--affiliates                                                         101,342             116,543
  Preopening costs, net                                                                 2,552,185           1,520,253
  Inventories                                                                           2,206,139           2,726,983
  Prepaids and other current assets                                                     1,253,124           1,613,374
  Current deferred income taxes, net (Note 8)                                                  --             219,214
                                                                                      -----------         -----------
         Total current assets                                                           6,860,552           8,757,836
PROPERTY AND EQUIPMENT, net (Notes 2 and 4)                                             72,275,290          90,814,019
INVESTMENT IN JOINT VENTURE, net (Note 5)                                               5,348,729           5,552,632
OTHER ASSETS                                                                              463,368             735,936
DEFERRED INCOME TAXES, net (Note 8)                                                            --           2,334,809
                                                                                      -----------         -----------
TOTAL ASSETS                                                                         $ 84,947,939        $108,195,232
                                                                                      ===========         ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Trade                                                                          $   1,680,714      $    4,341,074
     Construction projects                                                                516,357           1,023,151
     Affiliates                                                                             9,483                  --
  Accrued payroll and payroll taxes                                                     1,605,980           2,311,990
  Accrued taxes other than income tax                                                   1,027,920           1,023,893
  Current portion of accrued restructuring charges (Note 7)                                    --           2,447,260
  Other accrued expenses                                                                  963,413           2,534,299
  Current deferred income taxes, net (Note 8)                                             515,232                  --
  Current portion of long-term debt (Note 6)                                              575,199             115,308
  Current portion of obligations under capital leases (Note 6)                            697,992             527,396
                                                                                       ----------          ----------
         Total current liabilities                                                      7,592,290          14,324,371
REVOLVING LINE OF CREDIT (Note 6)                                                       8,500,000          26,450,000
LONG-TERM DEBT (Note 6)                                                                 2,488,420           2,374,533
OBLIGATIONS UNDER CAPITAL LEASES (Note 6)                                                 673,987           2,333,645
ACCRUED RESTRUCTURING CHARGES (Note 7)                                                         --           1,493,610
DEFERRED INCOME TAXES, net (Note 8)                                                       356,510                  --
                                                                                      -----------          ----------
         Total liabilities                                                             19,611,207          46,976,159
                                                                                     ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)
STOCKHOLDERS' EQUITY (Note 9):
  Preferred stock--$.01 par value, 5,000,000 shares authorized,
    no shares issued and outstanding                                                           --                  --
  Common stock--$.01 par value, 15,000,000 shares authorized,
    7,905,451 and 8,059,506 shares issued and outstanding, respectively                    79,055              80,595
  Additional paid-in capital                                                           56,774,747          58,320,330
  Retained earnings                                                                     8,482,930           3,791,586
  Deferred compensation                                                                        --            (973,438)
                                                                                      -----------        ------------
         Total stockholders' equity                                                    65,336,732          61,219,073
                                                                                      -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 84,947,939        $108,195,232
                                                                                      ===========         ===========

                            The  accompanying  notes to  consolidated  financial
                            statements   are   an   integral   part   of   these
                            consolidated balance sheets.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Years Ended
                                                                                    December 31, 29 and 28,
                                                                                    -----------------------
                                                                          1995               1996                1997
                                                                      --------------     ------------         -----------
REVENUES:
  Old Chicago restaurants                                             $ 40,498,773       $ 58,328,162       $  73,116,613
  Rock Bottom Restaurant & Brewery restaurants                          33,464,742         50,901,983          77,131,617
                                                                       -----------       ------------        ------------
         Total revenues                                                 73,963,515        109,230,145         150,248,230
                                                                       -----------        -----------         -----------

OPERATING EXPENSES:
  Cost of sales                                                         18,509,320         27,099,911          37,671,802
  Restaurant salaries and benefits                                      24,739,012         35,552,068          51,085,653
  Operating expenses                                                    15,135,430         23,529,265          30,627,422
  Selling expenses                                                       2,854,877          4,272,132           5,773,094
  General and administrative                                             4,576,499          5,619,612           9,073,514
  Depreciation and amortization                                          4,199,694          7,802,033          12,136,018
  Restructuring charges (Note 7)                                               --                 --            9,706,554
                                                                       -----------        -----------         -----------
         Total operating expenses                                       70,014,832        103,875,021         156,074,057
                                                                       -----------        -----------         -----------

INCOME FROM OPERATIONS                                                   3,948,683          5,355,124          (5,825,827)
Equity in joint venture earnings (Note 5)                                       --            222,941             330,000
Interest income                                                          1,079,982            227,235               9,507
Interest expense                                                          (248,688)          (300,544)         (1,772,592)
Other income (expense), net                                                 40,056             (1,364)                 18
                                                                        ----------         ----------         -----------
INCOME BEFORE TAXES                                                      4,820,033          5,503,392          (7,258,894)

INCOME TAX PROVISION (BENEFIT)  (Notes 2 and 8)                          1,550,005          1,478,309          (2,567,550)
                                                                      ------------       ------------       -------------
NET INCOME                                                          $    3,270,028     $    4,025,083      $   (4,691,344)
                                                                      ============       ============       =============

BASIC NET INCOME (LOSS)
PER SHARE                                                           $          .47     $          .53      $        (0.58)
                                                                       ===========        ===========         ===========

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                                                    6,936,000          7,626,000           8,027,000
                                                                       ===========       ============       =============

DILUTED NET INCOME (LOSS)
PER SHARE                                                            $         .45      $         .52      $       (0.58)
                                                                       ===========        ===========         ===========

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                                                    7,264,000          7,725,000           8,027,000
                                                                      ============       ============         ===========

                            The  accompanying  notes to  consolidated  financial
                              statements   are  an   integral   part  of   these
                              consolidated statements.

                                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock (Note 1)
                                   ------------------------
                                                               Additional                                   Total
                                   Number of                     Paid-in      Retained      Deferred     Sockholders'
                                     Shares         Amount       Capital      Earnings    Compensation      Equity
                                   ----------     ---------     ----------    ---------    -----------     ----------
BALANCES, December 25, 1994         5,300,000  $     53,000   $ 16,683,352  $ 1,187,819   $         --   $ 17,924,171
  Proceeds from follow-on public
    offering, net of offering
    costs                           2,015,000        20,150     33,672,771           --             --     33,692,921
  Proceeds from exercise of stock
    options                            30,482           305        246,051           --             --       246,356
  Tax benefit resulting from the
    exercise of stock options              --            --        207,568           --             --       207,568
  Net income                               --            --             --    3,270,028             --     3,270,028
                                   ----------    ----------    -----------   ----------    -----------     ---------
BALANCES, December 31, 1995         7,345,482        73,455     50,809,742    4,457,847             --    55,341,044
  Proceeds from exercise of stock
    options                           107,896         1,079        864,589           --             --       865,668
  Issuance of common stock in
    exchange for joint venture
    interest (Note 5)                 452,073         4,521      4,995,479           --             --     5,000,000
  Tax benefit resulting from the
    exercise of stock options              --            --        104,937           --             --       104,937
  Net income                               --            --             --    4,025,083             --     4,025,083
                                   ----------   -----------    -----------  -----------   ------------   -----------
BALANCES, December 29, 1996         7,905,451        79,055     56,774,747    8,482,930             --    65,336,732
  Proceeds from exercise of stock
    options                            39,333           393        317,997           --             --       318,390
  Issuance of restricted stock
    (Note 9)                          169,145         1,691      1,762,815           --     (1,764,506)           --
  Amortization of deferred
    compensation on restricted             --            --             --           --        321,235       321,235
    stock
  Cancellation of restricted
    stock                             (54,423)         (544)      (569,456)          --        469,833      (100,167)
  Tax benefit resulting from the
    exercise of stock options              --            --         34,227           --             --        34,227
  Net loss                                 --            --             --   (4,691,344)            --    (4,691,344)
                                  -----------   -----------   ------------   -----------   -----------   -----------
BALANCES, December 28, 1997         8,059,506      $ 80,595   $ 58,320,330  $  3,791,586   $  (973,438) $ 61,219,073
                                   ==========    ==========     ==========    ==========    ==========    ==========


                            The  accompanying  notes to  consolidated  financial
                              statements   are  an   integral   part  of   these
                                         consolidated statements.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended
                                                                                 December 31, 29 and 28,
                                                                                 -----------------------
                                                                      1995                 1996               1997
                                                                  -----------          -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  3,270,028         $  4,025,083        $ (4,691,344)
  Adjustments to reconcile net income (loss)
      to net cash provided by operating activities--
       Equity in joint venture earnings                                    --             (222,941)           (330,000)
       Depreciation and amortization                                4,199,694            7,802,033          12,136,018
       Amortization of deferred compensation, net of cancellations         --                   --             221,068
       Deferred income tax provision (benefit)                        317,442              218,732          (3,425,765)
       Tax benefit from exercise of stock options                     207,568              104,937              34,227
       Loss on disposition of assets                                   13,725                   --                  --
       Non-cash portion of restructuring charge                            --                   --           9,409,879
       Increase in accounts receivable                               (374,803)            (266,304)           (191,170)
       Expenditures for preopening costs                           (2,847,458)          (3,522,152)         (3,430,440)
       Increase in inventories                                       (760,177)            (727,566)           (630,708)
       Increase in prepaids and other assets                         (616,572)            (533,959)         (1,265,929)
       (Decrease) increase in accounts payable                       (660,007)            (806,114)          3,167,154
       Increase in accrued expenses                                 1,012,606              755,896           2,272,869
                                                                  -----------         ------------         -----------
          Net cash provided by operating activities                 3,762,046            6,827,645          13,275,857
                                                                  -----------         ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (30,739,840)         (29,046,644)        (30,582,096)
  Proceeds from sale of property                                           --                   --           1,975,307
  Advances to officers and affiliates, net                            (93,532)             (77,357)            (24,684)
  (Purchases) sales of short-term investments, net                 (7,790,442)           7,790,442                  --
  Joint venture acquisition costs                                          --             (192,128)                 --
                                                                  -----------          -----------         -----------
         Net cash used in investing activities                    (38,623,814)         (21,525,687)        (28,631,473)
                                                                  -----------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             --           11,000,000          17,950,000
  Repayments of long-term debt                                        (65,278)             (77,095)           (573,778)
  Repayments of capital lease obligations                            (570,565)            (645,872)           (716,459)
  Issuance of common stock                                         33,939,277              865,668             318,390
                                                                  -----------         ------------         -----------
         Net cash provided by financing activities                 33,303,434           11,142,701          16,978,153
                                                                  -----------         ------------         -----------

(DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                             (1,558,334)          (3,555,341)          1,622,537
CASH AND CASH EQUIVALENTS, beginning of year                        5,113,675            3,555,341                  --
                                                                 ------------        -------------        ------------
CASH AND CASH EQUIVALENTS, end of year                          $   3,555,341       $           --       $   1,622,537
                                                                 ============        =============        ============


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

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

(1)  ORGANIZATION AND NATURE OF BUSINESS

     Rock Bottom Restaurants, Inc. ("Rock Bottom" or the "Company") is a Delaware corporation incorporated in April 1994. Prior to consummation of the Company's initial public offering and pursuant to an agreement (the "Share Exchange Agreement") entered into on July 10, 1994 among the Company and each of the stockholders of certain predecessor companies (the "Predecessor Subsidiaries"), Rock Bottom (i) exchanged 3,000,000 shares of its common stock for all of the outstanding capital stock of the Predecessor Subsidiaries and
(ii) consolidated ownership of all the Predecessor Subsidiaries' restaurants into Rock Bottom ("Share Exchange"). Under the terms of the Share Exchange Agreement, each Stockholder received, in consideration for the exchange of the outstanding capital stock of the Predecessor Subsidiaries, shares of common stock of Rock Bottom. The Share Exchange was accounted for at historical cost in a manner similar to pooling-of-interest accounting as the entities included in the Share Exchange were under common control.

     As of December 28, 1997, the Company owned and operated 42 Old Chicago restaurants and 21 Rock Bottom Restaurant & Brewery restaurants. Old Chicago restaurants feature "deep-dish" Chicago-style pizza, burgers and sandwiches, pasta specialties, salads and a full bar emphasizing a selection of 110 or more different types of beer from around the world. Rock Bottom Restaurant & Brewery restaurants feature eclectic menus and on-premises microbrewed beer. The Company's restaurants are located in Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Missouri, Nebraska, Ohio, Oregon, Texas, Washington, Wisconsin and the District of Columbia.

     The Company is subject to the risks associated with an aggressive expansion strategy and a highly competitive industry.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Accounting Period

     The accompanying consolidated financial statements represent the consolidation of Rock Bottom and its eight wholly-owned subsidiaries. Although intercompany transactions are minimal, all material intercompany amounts have been eliminated in consolidation. Also consolidated is Rock Bottom Kansas, LLC ("RBK"). Rock Bottom owns 50% of RBK but has 100% control of the daily operations. The other investor is entitled to a maximum return of $12,500 per year on the investment. Subsequent to yearend, the Company purchased the remaining 50% of RBK (see Note 7).

     The Company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1996 and 1997 each contain 52 weeks; fiscal year 1995 contains 53 weeks.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and investments with original maturities of three months or less and which are not subject to significant risk from changes in interest rates. As of December 28, 1997, the Company held only cash.

     At December 29, 1996, the Company had a negative book cash balance of approximately $570,000 which is classified as accounts payable-trade in the accompanying 1996 consolidated balance sheet. Such negative balance results from the Company's cash management program whereby all excess cash is either invested or used to repay long-term borrowings.

Preopening Costs

     Direct incremental costs incurred prior to the opening of new restaurants are capitalized and amortized over a period of one year after the restaurant commences operations. These costs consist primarily of payroll, employee recruiting and training, and initial opening expenses. Amortization expense of $1,826,989, $2,989,251 and $4,421,666 in 1995, 1996 and 1997, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

     The Accounting Standards Executive Committee of the AICPA has issued for comment a proposed statement of position ("SOP") titled "Reporting on the Costs of Start-up Activities." If issued as proposed, the new standard would require the Company to prospectively expense preopening costs as incurred. As currently proposed, the new SOP would not require restatement of prior periods and would be applied as of the beginning of the fiscal year in which the SOP is first adopted, which would be 1998 for the Company. Initial application would be reported as a cumulative effect of a change in accounting principle.

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

 Buildings                                                       25-30 years
 Leasehold and building improvements                             10-30 years
 Furniture, fixtures and equipment                                3-20 years

  Income Taxes

     The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities and carryforwards using enacted tax laws. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will, more likely than not, be realized.

Net Income (Loss) Per Common Share

     Effective December 1997 , the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, earnings per share is computed using both the basic and diluted methods. When computing diluted earnings per share, weighted average shares outstanding are adjusted to consider the dilutive effect of the Company's stock options and restricted stock using the treasury stock method. Earnings per share and weighted average shares outstanding have been restated for all periods to comply with the provisions of SFAS 128.

Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for interest, including the amount capitalized, was $249,354, $385,540 $2,150,629 in 1995, 1996 and 1997, respectively, and cash paid for income taxes was $1,330,500,  $1,485,458,  and $1,787,885 in 1995, 1996
and 1997, respectively. The Company acquired equipment of $443,841, $350,536 and $169,711 in 1995, 1996 and 1997, respectively, and restaurant buildings and improvements of $2,035,810 in 1997 under capital lease obligations, and issued 452,073 shares of common stock in 1996 in exchange for an indirect 50% equity interest in a joint venture (see Note 5). Additionally, an increase to additional paid-in capital was recorded in 1995, 1996 and 1997 of $207,568, $104,937 and $34,227, respectively, related to the tax benefit resulting from the exercise of nonstatutory stock options and the disqualifying dispositions of incentive stock options.

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

Asset Impairment

     The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. During 1997, the Company recorded asset impairment charges totaling $5.5 million which are included in restructuring charge in the accompanying consolidated statement of operations (see Note 7).

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

Restricted Stock

     Restricted stock grants are recorded as equity on the date of issuance with a corresponding amount recorded as deferred compensation. Deferred compensation is equal to the fair value of the related common stock on the date of issuance, and is amortized over the related restricted stock vesting period.

 (3)  RELATED PARTY TRANSACTIONS

     The Company leases building space and certain equipment, furniture and improvements for four Old Chicago restaurants, the Rock Bottom Restaurant & Brewery restaurant in Englewood, Colorado (see Note 6) and the Rock Bottom Restaurant & Brewery restaurant in Boulder, Colorado from partnerships or corporations in which certain directors and stockholders of the Company, or their affiliates, have partial or complete ownership interests. Certain leases also include provisions for additional rent based on the difference between base rent and 6% of gross retail revenues. Total rent expense paid to these partnerships or corporations was $600,029, $603,695 and $634,332, which included additional rents of $173,929 $153,845 and $95,686, during 1995, 1996 and 1997, respectively. Management believes these terms are no less favorable to the Company than could be obtained from third parties.

     Prior to August 1996, the Company obtained its employee health insurance coverage with Concept Restaurants, Inc. (Concept"), a restaurant management company wholly owned by two stockholders of the Company, who in turn contracted with a third party insurance company. Premiums paid were determined by the insurance company and were based on total number of employees. Included in restaurant salaries and benefits were premiums paid to Concept of $277,893 and $231,011 during 1995 and 1996, respectively. Premiums paid to Concept for health insurance coverage of administrative and supervisory staff were included in general and administrative expenses, and were $113,700 and $96,528 during 1995 and 1996, respectively. In August 1996, the Company began administering its own self-funded employee health insurance plan (see Note 10).

     During 1996 and 1997, the Company paid $100,000 to a corporation owned by a director and stockholder for consulting services performed relating to site selection and design for the Company's new restaurants. No fees were paid to this corporation during 1995. Management believes all such payments were reasonable based on the services received and were no less favorable to the Company than could be obtained from an unrelated party.

     During 1995, 1996 and 1997, the Company paid approximately $413,000, $601,000 and $464,000, respectively, to a company owned by a stockholder and director for certain food products used in the Company's restaurants. Management believes all such payments were reasonable and no less favorable to the Company than could be obtained from an unrelated party.

     During 1995, the Company purchased for $280,000 a 37,500 square foot parcel of land in Colorado to use as a parking lot for an existing restaurant from a company wholly-owned by a stockholder and director of the Company. Management believes the purchase price is no less favorable to the Company than could be obtained from a third party.

     During 1995, 1996 and 1997, two separate companies, each wholly-owned by two different directors of the Company, provided strategic planning and development consulting services to Rock Bottom, and advertising and marketing services, respectively, to the Old Chicago and Rock Bottom Restaurant & Brewery restaurants. Fees paid to the former company totaling $78,753, $71,688 and $24,413, respectively, are included in general and administrative expenses and fees paid to the latter totaling $93,734, $13,996 and $816, respectively, are included in selling expenses in the accompanying consolidated statements of operations.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment as of December 29, 1996 and December 28, 1997 is as follows:

                                                                                           1996             1997
                                                                                       ----------        ----------
         Land                                                                       $   5,021,927      $  5,885,711
         Buildings                                                                      3,653,660         4,447,161
         Leasehold and building improvements                                           38,380,894        51,237,826
         Furniture, fixtures and equipment                                             30,460,508        43,919,404
         Construction-in-progress                                                       4,700,360         2,719,135
         Less:  Accumulated depreciation and amortization                              (9,942,059)      (17,395,218)
                                                                                        ---------       -----------
                                                                                     $ 72,275,290      $ 90,814,019
                                                                                       ==========        ==========

(5)  INVESTMENT IN JOINT VENTURE

     In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. The Company also received the option to purchase the remaining 50% of Trolley Barn from the selling shareholders. The option is exercisable at any time between July 2000 and July 2002, or upon a change in control of the ownership of the 50% of Trolley Barn retained by the selling shareholders. The purchase price for this option is based on earnings before interest, taxes, depreciation and amortization, as defined. In connection with the acquisition, the Company agreed to certain licensing and development arrangements whereby Trolley Barn may develop restaurants throughout the southeastern United States under the names Rock Bottom Restaurant & Brewery and Old Chicago. As of December 28, 1997, Trolley Barn operated six brewery restaurants, four under the name Big River Grille & Brewing Works and two under the name Rock Bottom Restaurant & Brewery, all located in the southeastern United States.

     The Company's investment in Trolley Barn is accounted for under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million. This amount represents goodwill at the date of the acquisition and is being amortized over 35 years. Accumulated amortization at December 29, 1996 and December 28, 1997 of $66,340 and $201,479, respectively, is netted against the investment. The Company and the selling shareholders also agreed to each guarantee one-half of Trolley Barn's bank financing up to a maximum of $5 million each, and may guarantee certain other debt of Trolley Barn in the future. Trolley Barn had approximately $8.1 million outstanding under this bank financing at December 28, 1997.

(6)  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt as of December 29, 1996 and December 28, 1997 is as follows:

                                                                                          1996             1997
                                                                                     -------------    -------------
         Mortgage note  payable to a bank,  interest at 9%,  secured by land and building in Chicago, Illinois,  assignment of rents thereon and other assets,  principal and interest  payable in monthly  installments  of
           $25,615, balloon payment of $2,015,320 due at maturity in July 2001.       $ 2,466,826       $ 2,381,866
         Mortgage note payable to a trust company, interest at 9%,
           secured by building in Greeley, Colorado, principal and
           interest due in July 1997.                                                     466,331                --
         Note payable to landlord of $196,605, interest
           at 12.5%, principal and interest payable in
           quarterly installments, maturing October 2001.                                 127,632           107,975
         Other                                                                              2,830                --
                                                                                      -----------       -----------
                                                                                        3,063,619         2,489,841
         Less--current portion                                                           (575,199)         (115,308)
                                                                                      -----------        ----------
                                                                                      $ 2,488,420       $ 2,374,533
                                                                                       ==========        ==========

     In July 1996, the Company closed a $20 million bank revolving credit facility (the "Credit Facility") secured by substantially all assets of the Company. Interest accrues on the average outstanding balance at either the prime rate or LIBOR plus 1.5%, depending on the Company's election, and is paid quarterly in arrears (weighted average interest rate of 7.58% during 1996 and 7.57% at December 29, 1996). The Credit Facility converts to a three-year fully amortizing term loan after two years, and a commitment fee of .25% on the unused availability is due quarterly during the revolving credit period. Under the terms of this agreement, the Company is subject to certain financial covenants and ratios, restrictions on investments and acquisitions and other restrictions.

     The Company amended the Credit Facility in February 1997 and again in July 1997 (the "Amended Credit Facility"). Revised terms under the Amended Credit Facility include (i) an increase in maximum borrowings available to $40 million,
(ii) modification of certain financial covenants and ratios, (iii) extension of the revolving credit period to July 28, 1999, (iv) elimination of the provision to convert the facility to a term loan, and (v) inclusion of a sliding interest rate schedule based on the Company's ratio of total debt to cash flow. All other terms, conditions and restrictions remained substantially the same. Interest accrues under the Amended Credit Facility at either prime to prime plus .5%, or at the Company's election, at LIBOR plus 1.5% to LIBOR plus 2.5% (weighted average interest rate of 7.48% during 1997 and 8.04% at December 28, 1997). The minimum and maximum borrowings outstanding under the Credit Facility and Amended Credit Facility during 1997 were $8.5 million and $27.7 million, respectively.

     During 1996 and 1997, interest expense of approximately $195,000 and $378,000, respectively, was capitalized in total construction costs of new restaurants.

     Principal payments due on the outstanding balance of long-term debt and the Amended Credit Facility as of December 28, 1997 are as follows:

          1998                                  $    115,308
          1999                                    26,577,312
          2000                                       139,945
          2001                                     2,107,276
                                                  ----------
            Total                               $ 28,939,841
                                                  ==========

     The Company has entered into capital lease obligations for buildings and improvements, and furniture and equipment used in restaurant operations, and for certain computer hardware and software used in the corporate office. Future minimum lease payments required under these capital leases, together with the present value of the net minimum lease payments at discount rates ranging from 8% to 18%, are as follows as of December 28, 1997:

         1998                                              $   799,423
         1999                                                  572,487
         2000                                                  230,777
         2001                                                  230,779
         2002                                                  238,421
         Thereafter                                          2,753,147
                                                             ---------
         Minimum lease payments                              4,825,034
         Less: Amount representing interest                 (1,963,993)
                                                            ----------
         Present value of net minimum lease payments         2,861,041
         Less: Current portion                                (527,396)
                                                            ----------
                                                           $ 2,333,645
                                                            ==========

     The above payments include a capital lease obligation for the brewery restaurant located in Englewood, Colorado. During 1997, the Company constructed this restaurant on land previously acquired, then entered into a sale-leaseback transaction with a partnership in which a director of the Company has a beneficial ownership interest. The sales price of this property approximated the Company's carrying amount of the investment. As of December 28, 1997, the present value of net minimum lease payments for this obligation totaled $2,029,006.

(7)  RESTRUCTURING CHARGE

     During 1997, the Company approved a strategic plan to reduce restaurant expansion, suspend development of new Old Chicago restaurants, and close two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants during early 1998. Such steps were part of an overall restructuring effort to improve restaurant operating profits. As a result of these decisions, the Company incurred a pre-tax restructuring charge of approximately $9.7 million. Such charge includes the estimated costs accrued to close these four restaurants of approximately $3.9 million, write-downs of certain assets to their net realizable value totaling approximately $5.5 million, and expenses related to the elimination of certain corporate office overhead in response to the planned reduction in future growth totaling approximately $272,000.

     Subsequent to yearend, the Company closed the Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and the Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas. The four restaurants incurred losses from operations totaling $422,000, $862,000 and $1.0 million during fiscal 1995, 1996 and 1997, respectively. Additionally, as the Overland Park restaurant was the only restaurant owned by RBK, the Company purchased the remaining 50% interest in RBK, pursuant to the partnership agreement, for $70,000.

(8)  INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                 1995               1996                1997
                             -----------        ------------       ------------
         Federal             $ 1,213,211         $ 1,197,386      $ (2,118,577)
         State                   336,794             280,923          (448,973)
                            ------------        ------------        ----------
                  Total      $ 1,550,005         $ 1,478,309      $ (2,567,550)
                              ==========          ==========        ===========

         Current             $ 1,232,563         $ 1,259,577     $     895,208
         Deferred                317,442             218,732        (3,462,758)
                            ------------        ------------        ----------
                  Total      $ 1,550,005         $ 1,478,309      $ (2,567,550)
                              ==========          ==========        ===========

Deferred tax assets and liabilities as of December 29, 1996 and December 28, 1997 consist of the following primary components:

                                                                          1996            1997
                                                                      ----------       ---------
         Current deferred tax assets (liabilities):
           Preopening costs                                         $  (696,777)     $  (448,490)
           Accrued restructuring costs                                       --          332,281
           Capitalized inventory costs and other                        181,545          335,423
                                                                        -------          -------
         Net current deferred tax assets (liabilities)              $  (515,232)     $   219,214
                                                                       =========         =======

         Long-term deferred tax assets (liabilities):
           FICA and rehabilitation tax credits                      $ 1,495,558      $ 2,478,765
           Valuation allowance against tax credits                     (331,181)      (1,254,257)
           AMT tax credit                                                    --          277,774
           Accrued restructuring costs                                       --          566,974
           Property, equipment and other                             (1,520,887)         220,406
           Restricted stock                                                  --           45,147
                                                                      ----------       ---------
         Net long-term deferred tax assets (liabilities)            $  (356,510)     $ 2,334,809
                                                                      ==========       =========

         At December 28, 1997, the Company had federal FICA and rehabilitation tax credit carryforwards of $2,478,765. The carryforwards will begin to expire in 2009. The valuation allowance relates to a portion of the tax credit carryforwards. It is the opinion of management that due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, it is more likely than not that a portion of these tax credit carryforwards will expire before the Company is able to realize their benefit.

          The following table reconciles the federal statutory income tax rate to the Company's effective income tax rate:

                                                                                1995           1996         1997
                                                                                ----           ----         ----
           Provision (benefit) for income taxes at federal statutory rate        34.0%         34.0%       (34.0)%
           Permanent differences and other                                        4.1           2.9          2.2
           Tax credits                                                          (10.4)        (20.4)       (12.7)
           Valuation allowance against tax credits                                 --           6.0         12.7
           State income taxes, net of federal benefit                             4.4           4.4         (3.6)
                                                                                -----         -----        -----
           Effective income tax rate                                             32.1%         26.9%       (35.4)%
                                                                                =====         =====        =====


 (9)  STOCKHOLDERS' EQUITY

Public Offering

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

Executive Bonus Plans

     In April 1996, the Company adopted an Executive Bonus Plan. Under the plan, certain executive officers received a bonus equal to a percentage of their yearly salary, the majority of which was paid in restricted common stock. The bonus was awarded based on achieving certain annual financial goals, and in February 1997 the Company issued 65,145 shares of restricted stock pursuant to this plan. The restricted common stock shall vest, and trading restrictions on those shares shall lapse, three years from the date of issuance, provided the executive continues to be an employee of the Company. In the event of a change of control, as defined, the Compensation Committee (the "Committee") of the Company's Board of Directors (the "Board") has the sole discretion to eliminate all restrictions on these shares. Subsequent to yearend, the Board amended this bonus plan to eliminate all restrictions on these shares in two years from the date of issuance if certain fiscal 1998 earnings targets are achieved, and in the event of a change of control.

     In April 1997, certain executive officers executed long-term incentive agreements with the Company as a component of their 1997 total compensation package. The agreements provided for restricted common stock grants totaling 104,000 shares, all of which vest on December 31, 2006, provided the executive continues to be an employee of the Company. The vesting of such stock grants may be accelerated to December 31, 2000 if specified cumulative earnings targets are met as of that date. In the event of a change of control, as defined, restrictions on 50% of these shares will immediately lapse.

     In December 1997, the Company canceled 54,423 restricted shares issued to one executive pursuant to these bonus plans as such indiviual was no longer an employee of the Company.

Stock Option Plans

     Rock Bottom adopted an Equity Incentive Plan (the "Employees' Plan") effective July 21, 1994. The Employees' Plan was amended in May 1995, June 1996 and May 1997, to increase the total number of shares of the Company's common stock authorized for issuance from 600,000 shares to 1,500,000 shares. Additionally, the Employees' Plan provides for an automatic increase each year in the number of shares of common stock authorized equal to one-half of one percent of the then outstanding shares. As of December 28, 1997, 75,768 additional shares of common stock were authorized for issuance under this provision.

     The Employees' Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and nonstatutory stock options, as well as restricted stock grants, and is designed to serve as an incentive for hiring and retaining qualified and competent employees. The Committee of the Board administers and interprets the Employees' Plan. Options are granted under the Employees' Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Options granted under this plan vest annually over three years from date of grant.

     A summary of the status of the Employees' Plan as of December 31, 1995, December 29, 1996 and December 28,1997 and the changes during those periods is as follows:

                                                             1995              1996              1997
                                                             ----              ----              ----
           Outstanding at beginning of period                528,900           936,218           860,154
             Granted                                         595,000           155,200           224,650
             Exercised                                       (30,482)         (100,396)          (39,333)
             Canceled                                       (151,200)               --                --
             Forfeited                                        (6,000)         (130,868)         (148,152)
                                                             -------           -------           -------
           Outstanding at end of period                      936,218           860,154           897,319
                                                             =======           =======           =======

           Exercisable at end of period                      148,380           319,041           487,548
                                                             =======           =======           =======

           Range of exercise prices, at end of period    $8.00-$30.47      $8.00-$30.47     $8.00-$25.75
                                                         ============      ============     ============

           Weighted average exercise prices:
             At beginning of period                         $  8.24           $ 12.35          $ 12.70
             At end of period                                 12.35             12.70            11.88
             Exercisable at end of period                      8.39             11.88            11.39
             Options granted                                  18.65             11.78            10.93
             Options exercised                                 8.08              8.02             8.09
             Options canceled                                 23.49                --               --
             Options forfeited                                15.07             12.73            16.22

           Weighted average end of period
             remaining contractual life (in years)             8.99              8.14             7.62

           Weighted average fair value of options            $ 7.60            $ 6.20           $ 4.97
             granted during the period


     The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Employees' Plan:

                                                     1995                 1996                 1997
                                                     ----                 ----                 ----
                                                Shares     Price     Shares     Price     Shares     Price
                                                ------     -----     ------     -----     ------     -----
           Range of exercise prices
           ------------------------
           Weighted average exercise price
             for options outstanding:
                $ 8.00-$ 9.99                    472,418   $ 8.03     304,288   $ 8.03     264,955   $ 8.02
                $10.00-$13.99                    256,500    13.80     369,300    12.88     504,466    12.29
                $14.00-$17.99                     64,300    15.50      78,566    15.36      66,566    15.31
                $18.00-$25.75                    143,000    22.63     108,000    23.30      61,332    21.35

           Weighted average exercise price
             for options exercisable:
                $ 8.00-$ 9.99                    138,386   $ 8.02     173,544   $ 8.03     264,955   $ 8.02
                $10.00-$13.99                      7,996    12.61      87,878    13.68     128,871    12.86
                $14.00-$17.99                      1,998    16.95      19,619    15.57      37,390    15.38
                $18.00-$25.75                         --       --      38,000    23.43      56,332    21.23

           Weighted average remaining
             contractual life (in years):        Shares      Life      Shares      Life     Shares      Life
                                                 ------      ----      ------      ----     ------      ----
                $ 8.00-$ 9.99                    472,418     8.55     304,288      7.56    264,955      6.56
                $10.00-$13.99                    256,500     9.88     369,300      9.05    504,466      8.40
                $14.00-$17.99                     64,300     9.69      78,566      7.37     66,566      6.14
                $18.00-$25.75                    143,000     8.51     108,000      7.25     61,332      7.37

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                  1995                    1996                   1997
                                                  ----                    ----                   ----

           Dividend rate                           0 %                     0 %                     0 %
           Expected volatility                    68 %                    73 %                    54 %
           Risk-free interest rate               5.85 %                  5.85 %                  5.85 %
           Expected life (in years):
                $ 8.00-$ 9.99                      3.5                     3.5                    N/A
                $10.00-$13.99                      4.0                     4.0                    5
                $14.00-$17.99                      4.5                     4.5                    N/A
                $18.00-$30.47                      5.0                     N/A                    N/A

     Rock Bottom has also adopted the Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan was amended in May 1997 to increase the number of shares of common stock authorized for issuance from 75,000 shares to 100,000 shares. All stock options granted pursuant to the Directors' Plan vest equally over a one to two-year period from the date of grant.

     A summary of the status of the Company's Directors' Plan as of December 31, 1995, December 29, 1996 and December 28, 1997, and the changes during those periods is as follows.

                                                          1995                1996               1997
                                                          ----                ----               ----
           Outstanding at beginning of period            22,500              39,000             58,500
               Granted                                   16,500              27,000             18,000
               Exercised                                     --              (7,500)                --
                                                         ------              ------             ------
           Outstanding at end of period                  39,000              58,500             76,500
                                                         ======              ======             ======

           Exercisable at end of period                  11,250              27,750             51,000
                                                         ======              ======             ======

           Range of exercise prices, at end
           of period                                 $8.00 - $25.75      $8.88 - $25.75     $8.88 - $25.75
                                                     ==============      ==============     ==============

           Weighted average exercise prices:
             At beginning of period                       $  9.38            $13.89             $ 13.74
             At end of period                               13.89             13.74               12.79
             Exercisable at end of period                    9.38             14.58               14.07
             Options granted                                20.03             11.92                9.71
             Options exercised                                 --              8.00                  --

           Weighted average end of period
             remaining contractual life (in years)           9.01              8.10                7.67

           Weighted average fair value of options
             granted during the period                    $ 10.16           $  6.11              $ 3.93


     The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Directors' Plan:

                                                         1995                    1996                    1997
                                                         ----                    ----                    ----
                                                   Shares      Price      Shares      Price       Shares      Price
                                                   ------      -----      ------      -----       ------      -----
           Range of exercise prices
           ------------------------
           Weighted  average exercise price
           for options outstanding:
           $   8.00 - $ 9.99                       7,500      $ 8.00       7,500      $ 8.88      19,500      $ 9.12
           $  10.00 - $13.99                      15,000       10.08      27,000       11.14      33,000       11.04
           $  14.00 - $17.99                       6,000       16.52      13,500       15.16      13,500       15.16
           $  18.00 - $25.75                      10,500       22.04      10,500       22.04      10,500       22.04

           Weighted average exercise price
           for options exercisable:
           $   8.00 - $ 9.99                       3,750      $ 8.00          --      $   --       3,750      $ 8.88
           $  10.00 - $13.99                       7,500       10.08      15,000       10.08      27,000       11.14
           $  14.00 - $17.99                          --          --       6,000       16.52       9,750       15.58
           $  18.00 - $25.75                          --          --       6,750       22.86      10,500       22.04

           Weighted average remaining
           contractual life (in years):          Shares         Life      Shares        Life      Shares        Life
                                                 ------         ----      ------        ----      ------        ----
           $   8.00 - $ 9.99                       7,500        8.55       7,500        9.16      19,500        9.08
           $  10.00 - $13.99                      15,000        8.71      27,000        8.54      33,000        7.85
           $  14.00 - $17.99                       6,000        9.71      13,500        6.41      13,500        5.41
           $  18.00 - $25.75                      10,500        9.36      10,500        8.37      10,500        7.37


     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                                      1995          1996         1997
                                                                      ----          ----         ----
           Dividend rate                                                0%           0%           0%
           Expected volatility                                         68%          73%          54%
           Risk-free interest rate                                    5.85%        5.85%        5.85%
           Expected life (in years):
                $ 8.00 - $ 9.99                                    3.0 - 4.0    3.0 - 4.0         3.0
                $10.00 - $13.99                                    3.0 - 4.0    3.0 - 4.0         3.0
                $14.00 - $17.99                                    3.0 - 4.0    3.0 - 4.0         N/A
                $18.00 - $25.75                                    3.0 - 4.0    3.0 - 4.0         N/A

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under APB 25, under which no compensation expense is recognized as all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Effective in 1995, the Company adopted the disclosure option of SFAS 123 whereby pro forma net income and net income per share information must be disclosed as if compensation expense had been recognized over the vesting period of stock options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and assumptions described above.

     Using these assumptions, the fair value of the stock options granted in 1995, 1996 and 1997 was estimated to be approximately $4,690,000, $1,128,000 and $1,188,000, respectively, which under SFAS 123 would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net income and diluted net income per share would have been as follows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997:

                                                                 1995              1996              1997
                                                                 ----              ----              ----
           Net income (loss):
             As reported                                      $ 3,270,028      $ 4,025,083      $ (4,691,344)
             Pro forma                                        $ 2,432,623      $ 2,745,745      $ (5,739,389)

           Basic net income (loss) per share:
             As reported                                        $ .47            $ .53            $ (.58)
             Pro forma                                          $ .35            $ .36            $ (.72)

           Diluted net income (loss)  per share:                $ .45            $ .52            $ (.58)
             As reported                                        $ .33            $ .36            $ (.72)
             Pro forma

     Because the SFAS 123 method of accounting has not been applied to options granted prior to December 25, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Subsequent to year end, the Board approved a repricing of all outstanding stock options. Each option holders' number of options held were reduced in an amount necessary to yield an identical fair value of options held after the reprice as compared to the fair value of options held immediately prior, based on a Black-Scholes option pricing model valuation. Substantially all option holders agreed to have their options repriced, and also agreed to forego exercising any options for six months from the date of the repricing.

Shareholder Rights Plan

     In December  1997,  the Company's  Board adopted a Rights  Agreement  under which the Common Stock holders of record as of December 12, 1997 received a dividend in the form of Preferred Stock Purchase Rights ("Rights"). The Rights permit the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock ("a unit") at an initial exercise price of $50 per unit under certain circumstances. The purchase price, the number of units of Preferred Stock and the type of securities issuable upon exercise of the Rights are subject to adjustment from time to time. The Rights expire on December 12, 2007, unless earlier redeemed or exchanged. Until a Right is exercised, the holder has no rights as a stockholder of the Company, including the right to vote or receive dividends. The Rights are exercisable only in certain situations, as defined in the Rights Plan, including (i) acquisition of beneficial ownership of 15 percent or more of the Company's outstanding common stock by a person other than the Company's Chairman of the Board, and (ii) a change in the composition of the Board over a period of 18 consecutive months or less such that 50% or more of the members of the Board who were directors at the beginning of such 18-month period cease to be directors during such period and are replaced by directors that were not unanimously elected or nominated by persons that were directors at the commencement of such 18-month period. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time prior to such time as a person or group has acquired 15 percent or more of the Company's common stock.

(10)  COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company has entered into various operating leases for land, buildings and equipment, most of which contain renewal options and provisions for payments of real estate taxes, insurance and maintenance costs. In addition, certain leases contain contingent rentals based on a percentage of gross revenues, as defined. Total rent expense was $3,762,890, $5,387,774 and $ 7,602,314 in 1995,
1996 and 1997, respectively, including additional rent of $1,013,642, $1,080,911 and $ 896,343, respectively.

     Aggregate future minimum lease payments required under noncancelable operating leases at December 28, 1997 (which include commitments for two restaurants opening in 1998) are as follows:

                                                                     Total
                                                                     -----
           1998                                                $   6,063,799
           1999                                                    5,969,847
           2000                                                    5,970,359
           2001                                                    5,897,230
           2002                                                    5,894,894
           Thereafter                                             38,549,490
                                                                  ----------
         Total future minimum lease payments required           $ 68,345,619
                                                                  ==========

Self-Funded Employee Health Insurance Plan

     Beginning August 1996, the Company began administering its own self-funded employee health insurance plan (the "Plan"). Employees contribute to the Plan based on pre-determined premium amounts and certain co-payment terms. The Company is then responsible for the remaining payment of covered claims up to $35,000 per person per annum, after which a third party insurer provides "stop loss" insurance protection to the Plan for payment of claims of any covered individual in excess of $35,000, but not to exceed $1 million per employee per lifetime. The Company records insurance expense equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported based on the best available information. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated expenses. All changes in expense estimates are accounted for on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

Year 2000 Compliance

     During 1997, the Company began a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000"issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's system conversion during 1997 addressed a significant part of this problem as the new general financial and payroll software applications implemented were represented by the vendors to be Year 2000 compliant. The Company is also developing an implementation plan for its remaining Year 2000 issues, including either modifications or upgrades of substantially all existing restaurant point-of-sale systems.

Litigation

     The Company is a party in certain legal proceedings that have arisen out of the ordinary course of business. Based upon advice of the Company's legal counsel, management believes that the costs of defending and resolving these legal matters will not have a material adverse effect on the Company.

(11)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected 1996 and 1997 quarterly financial data:


1996                                     March 31             June 30        September 29         December 29
----                                     --------             -------        ------------         -----------
Revenues                                $23,512,027         $26,414,075      $28,964,665         $30,339,378
Income from operations                      783,458           1,274,644        1,605,505           1,691,517
Income before taxes                         843,675           1,279,391        1,659,281           1,721,045
Net income                                  582,136             882,788        1,289,759           1,270,400
Diluted net income per share                    .08                 .12              .16                 .16

1997                                     March 30             June 29        September 28         December 28
----                                     --------             -------        ------------         -----------

Revenues                                $32,692,139         $37,431,711       $40,730,974        $39,393,406
Income from operations                    1,391,645           1,647,482        (3,100,475)        (5,764,479)
Income before taxes                       1,212,982           1,330,247        (3,489,154)        (6,312,969)
Net income (loss)                           860,208             941,817        (2,239,317)        (4,254,052)
Diluted net income (loss) per share             .11                 .12              (.28)              (.52)

     Income from operations during the fourth quarter of 1997 was impacted by a restructuring charge of $4.5 million (see Note 7), and incremental general & administrative expenses totaling $1.3 million for executive severance pay and costs associated with the Company's exploration of strategic alternatives.

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

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Documents filed as part of this report:

                   1.  Financial Statements.

                            Report of Independent Public Accountants

                            Consolidated Balance Sheets as of December 29, 1996 and December 28, 1997

                            Consolidated   Statements  of  Operations  for  the
                            Years Ended December 31, 1995, December 29, 1996, and December 28, 1997

                            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, December 29, 1996, and December 28, 1997

                            Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, December 29, 1996, and December 28, 1997

                            Notes to Consolidated Financial Statements

                   2.  Financial Statement Schedules.

                            All financial statement schedules are omitted as they are not applicable to the Company.

                   3.  Exhibits.

Exhibit
  No.              Description of Exhibit
-----              ----------------------------------
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

 3(ii)   --        Bylaws of the  Company,  filed as Exhibit No. 3(ii) to the
                   Company's  Annual  Report  on Form 10-K for the  fiscal  year
                   ended   December  25,  1994,  and   incorporated   herein  by
                   reference.

4.1      --        Form of Rights Agreement,  dated as of December 12, 1997,
                   by and between the Company and American  Securities Transfer
                   &  Trust,   Incorporated,   which   includes   the  form  of
                   Certificate  of   Designations   for  the  Series  A  Junior
                   Participating  Preferred  Stock as Exhibit A and the form of
                   Right  Certificate as Exhibit B, filed as Exhibit No. 4.1 to the  Company's  Registration  Statement  on  Form  8-A,  and
                   incorporate herein by reference.

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

10.3     --        Lease  Agreement,  dated  September  1, 1978,  between the
                   Company and  Madeline  Day,  filed as Exhibit No. 10.3 to the
                   Company's  Registration  Statement on Form S-1  (Registration
                   No.33-79898) and incorporated herein by reference.

10.4     --        Lease Agreement, dated March 15, 1986, as amended on June
                   21, 1995, between the Company and Lux/Day  Northport,  Ltd., filed as Exhibit No. 10.4 to the Company's  Annual Report on
                   Form 10-K for the fiscal year ended  December 31, 1995,  and incorporated herein by reference.

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

10.7     --        Lease Agreement,  dated May 9, 1995,  between the Company
                   and Old Chicago Colorado Springs Limited Partnership,  filed as Exhibit No. 10.7 to the  Company's  Annual Report on Form
                   10-K for the  fiscal  year  ended  December  31,  1995,  and incorporated herein by reference.

10.8     --        Executive  Bonus  Plan,  filed as Exhibit  No. 10 to the
                   Company's Form 10-Q for the quarterly  period ended June 30,
                   1996, and incorporated herein by reference.

10.9     --        Real Estate  Mortgage,  dated June 27, 1996,  between the
                   Company and Lakeside Bank,  together with  Promissory  Note, filed as  Exhibit  No. 10 to the  Company's  Form  10-Q,  as amended,  for the quarterly period ended September 29, 1996, and incorporated herein by reference.


Exhibit
 No.              Description of Exhibit
-----             ---------------------------------
10.10    --       Loan Agreement for  $20,000,000  Revolving Line of Credit
                  from  Norwest Bank  Colorado,  National  Association,  First
                  Security Bank of Idaho,  N.A.,  and West One Bank,  Idaho to
                  Rock Bottom Restaurants,  Inc., dated July 2, 1996, filed as
                  Exhibit  No.  2.1 to the  Company's  Form 8-K dated  July 2,
                  1996, and incorporated herein by reference.

10.11    --       Amendment  to  Loan  Agreement   between   Norwest  Bank
                  Colorado,  National  Association,  First  Security  Bank  of
                  Idaho,  N.A.,  and  West  one  Bank,  Idaho  to Rock  Bottom
                  Restaurants, Inc., dated February 24, 1997, filed as Exhibit
                  No. 10.1 to the Company's Form 10-Q for the Quarterly period ended March 30, 1997, and incorporated herein by reference.

10.12    --       Second  Amendment  to  Loan  Agreement  for  $40,000,000
                  Revolving   Line  of  Credit  from  Norwest  Bank  Colorado,
                  National  Association,  First Security Bank, N.A., U.S. Bank
                  and  Suntrust  Bank,  Central  Florida,  N.A. to Rock Bottom
                  Restaurants, Inc., dated July 28, 1997, filed as Exhibit No.
                  10.1 to the  Company's  Form 10-Q for the  quarterly  period
                  ended  September  28,  1997,  and  incorporated   herein  by
                  reference.

10.13    --       Stock  Purchase  Agreement,  dated June 4, 1996,  between
                  Rock  Bottom,   Restaurants,   Inc.,   Trolley   Barn,   TBB
                  Acquisition  Group,  Inc., TBB Holding Company,  and the TBB
                  Shareholders, filed as Exhibit No. 2.2 to the Company's Form
                  8-K  dated  July  2,  1996,  and   incorporated   herein  by
                  reference.

10.14    --       Lease Agreement, dated June 25, 1996, between the Company
                  and Dulcet  L.L.C.,  Elaine C. Wong and  Eugene B.  Weisman,
                  filed as Exhibit No. 10.12 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended  December 29, 1996,  and
                  incorporated   herein  by   reference.

10.15  --         Lease Agreement, dated September 26,1997,  between Rock Bottom
                  Restaurants,  Inc.  and Zymotic,  LLC,  filed as Exhibit No.
                  10.2 to the  Company's  Form 10-Q for the  quarterly  period
                  ended  September  28,  1997,  and  incorporated   herein  by
                  reference.

10.16    --       Form of Management Employment Agreement, filed as Exhibit
                  No. 10.1 to the Company's Form 10-Q for the quarterly period ended June 29, 1997, and incorporated herein by reference.

10.17    --       Form of Management Compensation Agreement, filed as Exhibit
                  No. 10.2 to the Company's  Form 10-Q for the quarterly period ended June 29, 1997, and incorporated herein by reference.

10.18    --       Form of Long Term Incentive Agreement, filed as Exhibit No.
                  10.3 to the Company's Form 10-Q for the quarterly period ended
                  June 29, 1997, and incorporated herein by reference.

10.19    --       Consulting Agreement, dated January 1, 1997, between Rock
                  Bottom Restaurants,  Inc. and FBD Management Corp., filed as
                  Exhibit No. 10.19.

10.20    --       Service and Consulting Agreement,  dated January 1, 1997,
                  between   Rock   Bottom   Restaurants,   Inc.   and  Concept
                  Management, Inc., filed as Exhibit No. 10.20.

10.21    --       License  Agreement,  dated July 12, 1997,  by and between
                  Rock Bottom  Restaurants,  Inc.,  and Frank B. Day, filed as
                  Exhibit No. 10.21.



Exhibit
 No.               Description of Exhibit
-----              ----------------------------------
21       --        Subsidiaries of the Company:
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

23.1               Consent of Arthur Andersen LLP

27                 Financial Data Schedule, filed as Exhibit No. 27

         (b)      Reports on Form 8-K.

                  A current report on Form 8-K dated December 12, 1997 was filed to announce  the  Company's  declaration  of a dividend of one
                  preferred   stock   purchase   right  (a  "Right")   for  each
                  outstanding share of common stock of the Company, and adoption of the Rights Agreement dated December 12, 1997.

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

                                                 ROCK BOTTOM RESTAURANTS, INC.


Date:  March 26, 1998                              By: /s/ FRANK B. DAY
                                                           Frank B. Day
                                                           President and
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                                Title                                 Date
----------------------------         -------------------------------------            ---------------

/s/  FRANK B. DAY
         Frank B. Day                 Chairman of the Board, President,                March 26, 1998
                                      Chief Executive Officer, and Director
                                      (Principal Executive Officer)

/s/  WILLIAM S. HOPPE
         William S. Hoppe             Executive Vice President, Chief                  March 26, 1998
                                      Financial Officer, Chief Administrative
                                      Officer and Treasurer
                                      (Principal Financial Officer)

/s/  THERESA D. SHELTON
         Theresa D. Shelton           Vice President Finance and                       March 26, 1998
                                      Assistant Secretary
                                      (Principal Accounting Officer)

/s/  ROBERT D. GREENLEE
         Robert D. Greenlee           Secretary and Director                           March 26, 1998

/s/  DAVID M. LUX
         David M. Lux                 Director                                         March 26, 1998

/s/  GERALD A. HORNBECK
         Gerald A. Hornbeck           Director                                         March 26, 1998

/s/  MARY C. HACKING
         Mary C. Hacking              Director                                         March 26, 1998

/s/  ARTHUR WONG
         Arthur Wong                  Director                                         March 26, 1998

/s/  DUNCAN H. COCROFT
         Duncan H. Cocroft            Director                                         March 26, 1998


                                                   EXHIBIT INDEX


Exhibit
  No.                                       Description of Exhibit
-----                                       --------------------------------
10.19                                       Consulting Agreement, dated January 1, 1997, between Rock Bottom
                                            Restaurants, Inc. and FBD Management Corp., filed as Exhibit No. 10.19.

10.20                                       Service and Consulting Agreement, dated January 1, 1997, between Rock
                                            Bottom Restaurants, Inc. and Concept Management, Inc., filed as Exhibit No. 10.20.

10.21                                       License Agreement, dated July 12, 1997, by and between Rock Bottom
                                            Restaurants, Inc., and Frank B. Day, filed as Exhibit No. 10.21.

23.1                                        Consent of Arthur Andersen LLP

27                                          Financial Data Schedule