Form 10-Q
period 1998-03-29
ROCK BOTTOM RESTAURANTS INC
filed 1998-05-13
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1998

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

                                  Yes X No____

As of May 11, 1998, the Registrant had outstanding 8,056,086 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                        THREE MONTHS ENDED MARCH 29, 1998
                        ---------------------------------




                                                                          Page
                                                                          ----
Part I.    FINANCIAL INFORMATION

           Item 1.    Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets-
                           March 29, 1998 and December 28, 1997            1-2

                      Condensed Consolidated Statements of Operations-
                           Three Months Ended March 29, 1998
                           and March 30, 1997                                3

                      Condensed Consolidated Statements of Cash Flows-
                           Three Months Ended March 29, 1998
                           and March 30, 1997                                4

                      Notes to Condensed Consolidated Financial Statements   5

           Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations  7-14

Part II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                      15

           Signature page                                                   16

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                                              March 29,                December 28,
                                     ASSETS                     1998                       1997
                                     ------                  -------------------------------------
                                                             (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                            $      70,081             $    1,622,537
     Accounts receivable                                        672,883                    938,932
     Accounts receivable--affiliates                            115,311                    116,543
     Preopening costs, net                                      881,441                  1,520,253
     Inventories                                              2,583,495                  2,726,983
     Prepaids and other current assets                        1,311,994                  1,613,374
     Current deferred income taxes, net                         219,214                    219,214
                                                            -----------                -----------
                  Total current assets                        5,854,419                  8,757,836
                                                            -----------                -----------

PROPERTY AND EQUIPMENT:
     Land                                                     5,021,927                  5,885,711
     Buildings                                                4,447,161                  4,447,161
     Leasehold and building improvements                     53,788,822                 51,237,826
     Furniture, fixtures and equipment                       43,873,729                 43,919,404
     Construction-in-progress                                 5,435,346                  2,719,135
     Accumulated depreciation and amortization              (19,501,270)               (17,395,218)
                                                            -----------                -----------
                  Total property and equipment, net          93,065,715                 90,814,019
                                                            -----------                -----------

INVESTMENT IN JOINT VENTURE, net                              5,694,052                  5,552,632
                                                            -----------                -----------

OTHER ASSETS                                                    715,460                    735,936
                                                            -----------                -----------

DEFERRED INCOME TAXES, net                                    2,334,809                  2,334,809
                                                            -----------                -----------

TOTAL ASSETS                                               $107,664,455               $108,195,232
                                                            ===========                ===========

See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                   March 29,                 December 28,
                                   LIABILITIES                       1998                        1997
                                   -----------                  -----------------------------------------
                                                                  (Unaudited)

CURRENT LIABILITIES:
     Accounts payable-
         Trade                                                   $  2,493,393             $    4,341,074
         Construction projects                                        235,209                  1,023,151
     Accrued payroll and payroll taxes                              2,678,554                  2,311,990
     Accrued taxes other than income tax                            1,551,874                  1,023,893
     Other accrued expenses                                         2,757,427                  2,534,299
     Current portion of accrued restructuring charges               2,240,956                  2,447,260
     Current portion of long-term debt                                137,477                    115,308
     Current portion of obligations under capital leases              517,370                    527,396
                                                                  -----------                -----------
                  Total current liabilities                        12,612,260                 14,324,371

REVOLVING LINE OF CREDIT                                           25,350,000                 26,450,000
LONG-TERM DEBT                                                      2,324,581                  2,374,533
OBLIGATIONS UNDER CAPITAL LEASES                                    4,242,454                  2,333,645
ACCRUED RESTRUCTURING CHARGES                                       1,376,843                  1,493,610
                                                                  -----------                -----------
                  Total liabilities                                45,906,138                 46,976,159
                                                                  -----------                -----------

STOCKHOLDERS' EQUITY:
     Preferred stock - $.01 par value, 5,000,000 shares
         authorized, none issued and outstanding                           --                        --
     Common stock - $.01 par value, 15,000,000 shares
         authorized, 8,054,047 and 8,059,506 shares issued
         and outstanding                                               80,541                     80,595
     Additional paid-in capital                                    58,268,388                 58,320,330
     Retained earnings                                              4,314,562                  3,791,586
     Deferred compensation                                           (905,174)                  (973,438)
                                                                 ------------                -----------
                  Total stockholders' equity                       61,758,317                 61,219,073
                                                                 ------------                -----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                     $ 107,664,455               $108,195,232
                                                                  ===========                ===========

See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                                         Three Months Ended
                                                               -----------------------------------

                                                                March 29,               March 30,
                                                                 1998                     1997
                                                                 ----                     ----
REVENUES
     Old Chicago restaurants                                 $ 18,388,367             $ 16,380,562
     Rock Bottom Restaurant & Brewery restaurants              20,205,888               16,311,577
                                                               ----------               ----------
                Total revenues                                 38,594,255               32,692,139
                                                               ----------               ----------

OPERATING EXPENSES:
     Cost of sales                                              9,719,388                8,095,116
     Restaurant salaries and benefits                          12,818,925               10,853,768
     Operating expenses                                         7,699,870                6,772,764
     Selling expenses                                           1,273,582                1,256,027
     General and administrative                                 2,732,803                1,818,836
     Depreciation and amortization                              3,040,966                2,503,983
     Other operating expenses                                     125,844                       --
                                                               ----------               ----------
            Total operating expenses                           37,411,378               31,300,494
                                                               ----------               ----------

INCOME FROM OPERATIONS                                          1,182,877                1,391,645
Equity in joint venture earnings                                  175,000                   75,000
Interest income                                                     1,012                    1,853
Interest expense                                                 (584,132)                (255,519)
Other income (expense), net                                            22                        3
                                                              -----------               ----------
INCOME BEFORE TAXES                                               774,779                1,212,982
PROVISION FOR INCOME TAXES                                        251,803                  352,774
                                                              -----------              -----------

NET INCOME                                                   $    522,976           $      860,208
                                                              ===========              ===========

BASIC NET INCOME PER SHARE                                            $.06                    $.11
                                                                       ===                     ===

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                                          8,056,000               7,929,000
                                                                 =========               =========

DILUTED NET INCOME PER SHARE                                          $.06                    $.11
                                                                       ===                     ===

DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                                          8,056,000               8,027,000
                                                                 =========               =========

See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

          FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
          ------------------------------------------------------------
                                   (Unaudited)

                                                                                      1998               1997
                                                                                  -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $   522,976        $   860,208
     Adjustments to reconcile net income to net cash
         provided by operating activities-
             Equity in joint venture earnings                                       (175,000)           (75,000)
             Depreciation and amortization                                         3,040,966          2,503,983
             Amortization of deferred compensation, net of cancellations              16,268                 --
             Deferred income tax benefit                                                  --            (31,849)
             Decrease in accounts receivable                                         266,049            174,729
             Decrease (increase) in inventories                                      143,488           (238,025)
             Decrease (increase) in prepaids and other assets                        244,478           (526,930)
             Expenditures for preopening costs                                      (185,144)          (985,823)
             (Decrease) increase in accounts payable                              (2,635,623)         2,071,759
             Decrease in accrued restructuring costs                                (323,070)                --
             Increase in accrued expenses                                          1,117,672          1,488,132
                                                                                 -----------        -----------
                  Net cash provided by operating activities                        2,033,060          5,241,184
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                          (4,322,748)       (11,062,387)
     Proceeds from sale of property                                                2,000,000                 --
     Advances to officers and affiliates, net                                          1,232             41,493
                                                                                 -----------       ------------
                  Net cash used in investing activities                           (2,321,516)       (11,020,894)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                         --          6,700,000
     Repayments of long-term debt                                                 (1,127,783)           (10,522)
     Repayments of capital lease obligations                                        (136,217)          (176,857)
     Issuance of common stock                                                             --             10,656
                                                                                  -----------       -----------
                  Net cash (used in) provided by financing activities             (1,264,000)         6,523,277
                                                                                  -----------       -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,552,456)           743,567
CASH AND CASH EQUIVALENTS, beginning of period                                     1,622,537                 --
                                                                                 -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                       $      70,081       $    743,567
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

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 29, 1998
                                 --------------
                                   (Unaudited)


(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       -----------------------------------------------------

       The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 1998 and the results of operations and cash flows for the periods presented. All such adjustments, except for other operating expenses, are of a normal recurring nature. The results of operations for the quarter ended March 29, 1998 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    ACCRUED RESTRUCTURING CHARGES
       -----------------------------

       During the first quarter of 1998, the Company closed two Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and two Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas. The estimated cost to close these four restaurants of $3.9 million was accrued at December 28, 1997. Severance payments made during 1998 in connection with these restaurant closings are included in other operating expenses in the accompanying condensed consolidated statement of operations.

(3)    OBLIGATIONS UNDER CAPITAL LEASES
       --------------------------------

       In March 1998, the Company entered into a sale-leaseback transaction with a corporation in which a director of the Company has a beneficial ownership interest for the brewery restaurant located in Des Moines, Iowa. This restaurant opened in September 1997 and was a build-to-suit restaurant on land purchased by the Company. The sales price for this property approximated the Company's carrying amount of the investment. As of March 29, 1998, the present value of net minimum lease payments for this property of approximately $2.0 million is included in obligations under capital leases in the accompanying condensed consolidated balance sheet, and excluded from the condensed consolidated statement of cash flows as a non-cash financing activity.

(4)    NEW PRONOUNCEMENTS
       ------------------

       The Accounting Standards Executive Committee of the AICPA issued a statement of position entitled "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This standard requires that the Company prospectively expense preopening and other start-up costs as incurred, and is required to be applied beginning with the Company's first quarter of 1999. Restatement of prior periods is not required. Initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle. Based on deferred preopening and other start-up costs as of March 29, 1998, the cumulative effect would be approximately $1.4 million, less applicable income taxes.

       In   the   first  quarter  of 1998,  the  Company  adopted  Statement  of
       Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three months ended March 29, 1998 and March 30, 1997, the Company's net income equaled its comprehensive income for those periods. Therefore the adoption of this statement had no impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the "Safe Harbor" Provision of the Private
---------------------------------------------------------------------
  Securities Litigation Reform Act of 1995
  ----------------------------------------

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include statements regarding:

              -Restaurant expansion plans for 1998;
              -Estimated  charge to first  quarter 1999  earnings as a result of applying  SOP 98-5;
              -Ability of the Company to compete  effectively within  the restaurant industry;
              -Ability  of  new   brewery restaurants to achieve operating
               efficiencies;
              -Efforts to improve sales trends in certain brewery restaurants; -Decreases in AWS for brewery restaurants due to reduced capacity for certain new restaurants;
              -Timing and results of  cost   reduction   efforts,   including
               the  best  practices initiative;
              -Estimated  average   construction   costs  for  new restaurants
               opening   during   1998;
              -Ability   to  complete sale-leaseback  transactions for prototype
               brewery  restaurants;
              -Estimated  capital  expenditures  in 1998;
              -Ability  to  generate sufficient  cash from  operations  to complete  financing of 1998 restaurant  expansion;
              -Ability  of the  Company  to  develop  an implementation plan for all Year 2000 issues.

         Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the Company's markets; greater than anticipated preopening expenses incurred during 1998; general economic conditions; weather; operating restrictions ad costs associated with governmental regulations; regulatory limitations rgarding common ownership of breweries and restaurants in certain states; aility to identify all systems within the Company impacted by Year 2000 issues and to provide the necessary financial and personnel resources to address all such issues; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
--------

         As of December 28, 1997, the Company operated a total of 63 restaurants
- 42 Old Chicago restaurants and 21 Rock Bottom Restaurant & Brewery restaurants. During the first quarter of 1998, the Company closed two Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and two Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas, and as of March 29, 1998 now operates a total of 59 restaurants - 40 Old Chicago restaurants and 19 Rock Bottom Restaurant & Brewery restaurants.

     The Company's expansion plans for 1998 include opening a total of six brewery restaurants. Second quarter restaurant openings have occurred in La Jolla, California (opened April 6, 1998) and Cleveland, Ohio (opened May 4,
1998). Additional restaurant openings are currently planned for Irvine, California during the third quarter and Warrenville, Illinois; Phoenix, Arizona and Bellevue, Washington during the fourth quarter. Restaurant openings planned for the third and fourth quarters of 1998 are either under construction or are in the permitting phase prior to construction. The Company does not plan to open any Old Chicago restaurants during 1998.

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

     The Accounting Standards Executive Committee of the AICPA issued a statement of position entitled "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This standard requires that the Company prospectively expense preopening and other start-up costs as incurred, and is required to be applied beginning with the Company's first quarter of 1999. Restatement of prior periods is not required. Initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle. Based on deferred preopening and other start-up costs as of March 29, 1998, the cumulative effect would be approximately $1.4 million, less applicable income taxes.

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three months ended March 29, 1998 and March 30, 1997, the Company's net income equaled its comprehensive income for those periods. Therefore, the adoption of this statement had no impact on the Company's financial statements.

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

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                               Percentage of Revenues
                                                                               ----------------------
                                                                                 Three Months Ended
                                                                                 ------------------


                                                                              March 29,       March 30,
                                                                                1998            1997

Income Statement Data:
Revenues:
     Old Chicago restaurants.........................................           47.6%            50.1%
     Rock Bottom Restaurant & Brewery restaurants....................           52.4%            49.9%
                                                                                ----             ----
               Total revenues........................................          100.0%           100.0%
                                                                                ----             ----
Operating Expenses:
     Cost of sales ..................................................           25.2%            24.8%
     Restaurant salaries and benefits ...............................           33.2%            33.2%
     Operating expenses .............................................           19.9%            20.7%
     Selling expenses ...............................................            3.3%             3.8%
     General and administrative .....................................            7.1%             5.5%
     Depreciation and amortization...................................            7.9%             7.7%
     Other operating expenses........................................            0.3%              --
                                                                                ----             ----
               Total operating expenses .............................           96.9%            95.7%
                                                                                ----             ----
Income From Operations ..............................................            3.1%             4.3%
Equity in joint venture earnings.....................................            0.4%             0.2%
Interest income .....................................................            0.0%             0.0%
Interest expense ....................................................           (1.5%)           (0.8%)
Other (income) expense, net .........................................            0.0%             0.0%
                                                                                ----             ----
Income Before Taxes .................................................            2.0%             3.7%
Provision for income taxes ..........................................            0.6%             1.1%
                                                                                ----             ----
Net Income ..........................................................            1.4%             2.6%
                                                                                ====             ====

Restaurant Data:
     Restaurants open (end of period):
     Old Chicago restaurants ........................................             40              37
     Rock Bottom Restaurant & Brewery restaurants ...................             19              16
                                                                                ----            ----
               Total ................................................             59              53
                                                                                ====            ====
     Restaurant operating weeks:
     Old Chicago restaurants ........................................            525             465
     Rock Bottom Restaurant & Brewery restaurants ...................            258             192
                                                                                ----            ----
               Total ................................................            783             657
                                                                                ====            ====


Quarter Ended March 29, 1998 as compared to Quarter Ended March 30, 1997
------------------------------------------------------------------------

         Revenues. Revenues increased $5.9 million (18.1%) to $38.6 million in the quarter ended March 29, 1998 from $32.7 million for the comparable quarter in 1997. This increase is due primarily to revenues generated by the five new Old Chicago restaurants and five new Rock Bottom Restaurant & Brewery restaurants that have opened since the end of the first quarter of 1997, offset by a decrease in revenues of approximately $1.2 million for restaurants closed during the first quarter of 1998. Additionally, comparable restaurant sales for the first quarter of 1998 were down 1.2%. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         Revenues   from  the  Company's   Rock  Bottom   Restaurant  &  Brewery
restaurants, as a percentage of total revenues, increased to 52.4% in the quarter ended March 29, 1998 from 49.9% in the quarter ended March 30, 1997. Although the Company opened the same number of Rock Bottom Restaurant & Brewery restaurants as it did Old Chicago restaurants during the last 12 months, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage.

          AWS for the Old Chicago restaurants during the first quarter of 1998 were $35,025 as compared to $35,227 during the first quarter of 1997, and comparable restaurant sales were up .6%. The decrease in AWS of $202 or .6% represents a significant improvement from 1997 when the Company experienced decreases in AWS for the Old Chicago restaurants of in excess of 6%. The improvement in comparable restaurant sales and AWS trends is due largely to the Company's efforts towards improving overall execution in each of its Old Chicago restaurants.

          AWS for the Rock Bottom Restaurant & Brewery restaurants during the first quarter of 1998 were $78,317 as compared to $84,956 during the first quarter of 1997. The decrease in AWS of $6,639 (7.8%) is primarily due to two factors. First, comparable restaurant sales were down 3.5% primarily due to competitive conditions in certain of the Company's key markets including Denver, Portland and Minneapolis. For these three restaurants, first quarter 1998 AWS were in excess of $95,000, however, comparable restaurant sales were down approximately 6%. Efforts being made to improve these sales trends include marketing promotions specific to each restaurants' local community, and new menus as part of the "best practices" initiative (see "Cost of Sales"). The decrease in AWS was also attributable to lower AWS generated by the seven brewery restaurants opened during 1997. AWS during the first quarter of 1998 for this group of restaurants were $68,966 as compared to $85,715 for the 12 restaurants opened prior to 1997. This decrease was anticipated by the Company as these restaurants were designed to operate at a slightly lower capacity than certain of the Company's previous restaurants. As the Company may continue to design certain of its new brewery restaurants in the future with this reduced capacity, slight decreases in AWS may be expected to continue to be experienced over time.

         Cost of Sales. Cost of sales, which consists of food, beverage, and merchandise costs, increased $1.6 million (20%) to $9.7 million in the first quarter of 1998 from $8.1 million in the first quarter of 1997, and increased as a percentage of revenues to 25.2% in the first quarter of 1998 as compared to 24.8% in the first quarter of 1997. The increase in the percentage is partially due to higher food cost of sales for certain brewery restaurants opened during mid-1997. As these restaurants have begun to achieve operational efficiencies, food cost of sales as a percentage of revenues has improved from previous quarters, but is still slightly above targeted amounts. The remaining increase in cost of sales as a percentage of revenues is due to greater food sales as a percentage of total sales. As the cost of sales for food is greater than the cost of sales for beverage alcohol, an increase in sales mix results in the increase to this percentage.

         During the first quarter of 1998, the Company utilized assistance from an outside consultant to perform an assessment of operating policies and procedures in the Company's kitchens. The "best practices" developed from this assessment are focused on streamlining food preparation procedures and introducing higher margin menu items. The implementation of these best practices is scheduled for the second and third quarters of 1998, and will include additional staff training, retrofitting kitchens to accommodate new procedures, and implementing new menus. Although the Company ultimately expects to improve labor costs as a percentage of revenues as a result of these best practices, cost of sales may increase due to changes in ingredients purchased.

         Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $1.9 million (18.1%) to $12.8 million in the first quarter of 1998 from $10.9 million in the first quarter of 1997. Restaurant salaries and benefits as a percentage of revenues were unchanged from 1998 as compared to 1997 (33.2%). Although both restaurant concepts reduced kitchen labor costs during the first quarter of 1998, such savings were offset by higher wage rates and employee fringe benefits.

         Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $.9 million (13.7%) to $7.7 million in the first quarter of 1998 from $6.8 million for the same period in 1997. As a percentage of revenues, such expenses decreased from 20.7% in the first quarter of 1997 to 19.9% in the first quarter of 1998. This decrease is due primarily to lower overall operating costs resulting from management's focus on the fundamentals of running restaurants. Additional costs savings are due to a reduction in 1998 insurance premium rates, particularly workmen's compensation insurance.

         Selling Expenses. Selling expenses increased $18,000 (1.4%) in the first quarter of 1998 from the same period in 1997. As a percentage of revenues, such expenses decreased to 3.3% in the first quarter of 1998 from 3.8% for the same period in 1997. This decrease is primarily due to a reduction in the amount of food and beverages discounted to customers. Although discounting is one of the Company's primary forms of word-of-mouth advertising, it has been modified by increased staff training and education to avoid overuse.

         General and Administrative ("G&A"). G&A expenses increased approximately $914,000 (50.3%) to $2.7 million in the first quarter of 1998 compared to $1.8 million in the first quarter of 1997, and increased as a percentage of revenues to 7.1% in the first quarter of 1998 from 5.5% for the same quarter in 1997. Due to the Company's reduced expansion plans, less G&A costs have been allocated to the Company's development program resulting in an increase to G&A expense. The Company also incurred additional spending during the first quarter of 1998 related to its best practices initiative, additional personnel in the training and information systems departments, and costs associated with attaining Year 2000 compliance (see "Year 2000").

         Depreciation and Amortization ("D&A"). D&A, including amortization of preopening expenses, increased approximately $537,000 (21.4%) to $3 million in the first quarter of 1998 from $2.5 million for the comparable period in 1997. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 5.8% during the first quarter of 1998 as compared to 4.9% in the comparable period of 1997. Preopening expense amortization was 2.1% as a percentage of revenues in the first quarter of 1998 as compared to 2.8% in the comparable period of 1997.

         The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for the Rock Bottom Restaurant & Brewery group, greater depreciation expense for the Old Chicago restaurants resulting from a significant investment for restaurant remodels over the last 12 months, and increased depreciation expense associated with a greater number of corporate assets. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the first quarter of 1998, preopening expense was being amortized for fewer of total restaurants than in the first quarter of 1997.

         Other Operating Expenses. During the first quarter of 1998, the Company closed two Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and two Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas. Other operating expenses consist primarily of severance payments made to employees during 1998 in connection with these restaurant closures.

     Equity in Joint Venture Earnings. The 1998 equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley Barn Brewery, Inc. ("Trolley Barn"), its joint venture partner in the southeastern United States. The increase from the first quarter of 1997 is due to an increase in the total number of restaurants operated by Trolley Barn from four in the first quarter of 1997 to eight in the first quarter of 1998.

         Interest Expense. Interest expense for the first quarter of 1998 increased $328,613 from the first quarter of 1997. Additionally, interest expense of approximately $41,000 was capitalized to construction costs. The increase in interest expense is primarily attributable to an increase in long-term debt of $9.6 million from the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

         The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last four years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. As is common in the restaurant industry, the Company has generally operated with negative working capital. The following table presents a summary of the Company's cash flows for the three months ended March 29, 1998, and March 30, 1997:

                                                                             Three Months Ended

                                                                       ------------------------------
                                                                            1998            1997
                                                                       ------------------------------
           Net cash provided by operating activities                    $  2,033,060    $  5,241,184
           Net cash used in investing activities                          (2,321,516)    (11,020,894)
           Net cash (used in) provided by financing activities            (1,264,000)      6,523,277
           (Decrease) increase in cash and cash equivalents               (1,552,456)        743,567
           Cash and cash equivalents, end of period                           70,081         743,567

         Net cash used in investing activities during the first quarter of 1998 and 1997 included net capital expenditures of $2.3 million and $11.1 million, respectively. This decrease is due to a reduction in the Company's expansion program. During the first quarter of 1997, the Company opened two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants as compared to no restaurant openings during the first quarter of 1998.

     Although the Company has historically leased its facilities, during 1997, the Company purchased undeveloped land for two Rock Bottom Restaurant & Brewery restaurants. This land was utilized to construct build-to-suit locations in Englewood, Colorado and Des Moines, Iowa using the Company's newly introduced design prototype. During September 1997, the Company completed a sale-leaseback transaction for the Englewood location resulting in a recovery of substantially all its investment in the land and building. The Company completed a similar transaction for the Des Moines location in March 1998, and proceeds from this sale of $2 million are reflected as an investing activity in the accompanying condensed consolidated cash flow statement. The Company estimates that during 1998, the cost to construct and open a brewery restaurant prototype, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $2.0 million, as compared to the estimated $2.6 to $3.0 million to construct and open a brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

         Net cash provided by financing activities decreased during the first quarter of 1998 primarily due to decreased borrowings under the revolving line of credit. As capital expenditures for 1998 are significantly less than 1997 due to the Company's reduced expansion program, the need for increased long-term borrowings has also been reduced. Additionally, new restaurant openings for 1998 are planned to occur throughout the year, and it is anticipated that a majority of the related capital expenditures will be financed from cash flow instead of increased borrowings under the Company's revolving line of credit. The Company receives trade credit based upon negotiated terms in purchasing food and supplies, and does not have significant receivables or inventory.

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

         The Company believes that its existing cash balances, cash flow generated from operations and funds available under the revolving line of credit will be sufficient to satisfy its currently anticipated cash needs through fiscal 1998. However, results of operations could be negatively affected by changes in consumer tastes, national, regional or local economic conditions, weather conditions, demographic trends and traffic patterns, and increased interest expense, among other factors. In the event the impact of such factors is significant, the Company may require additional sources of external financing. Additionally, as the revolving line of credit expires in July 1999, the Company may seek additional sources of debt or equity capital for its continuing expansion. There can be no assurance that such funds will be available on favorable terms, if at all.

Year 2000 Compliance
--------------------

         During 1997, the Company began a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's system conversion during 1997 addressed a significant part of this problem as the new general financial and payroll software applications implemented were represented by the vendors to be Year 2000 compliant. The Company is also developing an implementation plan for its remaining Year 2000 issues, including either modifications or upgrades of substantially all existing restaurant point-of-sale systems. Total estimated costs to resolve the Year 2000 problem are unknown at this time, however, the Company expects to incur capital expenditures of approximately $250,000 during 1998 to upgrade the personal computer hardware and software in all restaurants as the next step in achieving Year 2000 compliance. Additionally, approximately $75,000 is included in general and administrative expenses during the first quarter of 1998 as a result of upgrading computer hardware and software to be Year 2000 compliant.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Exhibit
                  Number                 Description of Exhibit
                  ------                 ----------------------
                  10.1                   Lease Agreement dated February 9,
                                         1998, between Rock Bottom
                                         Restaurants,Inc. and B.W.C. Farms, Inc.

                  10.2                   Amended and Restated Executive Bonus
                                         Plan

                  10.3                   Form of Amendment to Management
                                         Employment Agreement

                  10.4                   Form of Amendment to Long Term
                                         Incentive Agreement

                  10.5 Rock Bottom Restaurants, Inc. Equity Incentive Plan, as amended through January 23, 1998, filed as Appendix B to the Company's 1998 Proxy Statement pursuant to Section 14(a), and incorporated herein by reference

                  27                     Financial Data Schedule

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


                                       ROCK BOTTOM RESTAURANTS, INC.
                                       (Registrant)


May 11, 1998                           By: /s/ WILLIAM S. HOPPE
                                           --------------------
                                           William S. Hoppe
                                           Executive Vice President, Chief
                                           Administrative Officer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

     Exhibit
     Number                    Description of Exhibit
     ------                    ----------------------
     10.1                      Lease Agreement dated February 9, 1998,
                               between Rock Bottom Restaurants,Inc.
                               and B.W.C. Farms, Inc.

     10.2                      Amended and Restated Executive Bonus Plan

     10.3                      Form of Amendment to Management
                               Employment Agreement

     10.4                      Form of Amendment to Long Term
                               Incentive Agreement

     10.5 Rock Bottom Restaurants, Inc. Equity Incentive Plan, as amended through January 23, 1998, filed as Appendix B to the Company's 1998 Proxy Statement pursuant to Section 14(a), and incorporated herein by reference


     27                        Financial Data Schedule