Form 10-Q
period 1998-06-28
ROCK BOTTOM RESTAURANTS INC
filed 1998-08-11
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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


          248 Centennial Parkway, Suite # 100, Louisville,Colorado 80027
              (Address of principal executive offices)           (Zip Code)

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

                                 Yes X   No ______

As of August 12, 1998, the Registrant had outstanding 8,056,085 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 28, 1998


                                                                           Page


Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets-
                      June 28, 1998 and December 28, 1997                   3-4

                  Condensed Consolidated Statements of Operations-
                      Three Months and Six Months Ended
                      June 28, 1998 and June 29, 1997                         5

                  Condensed Consolidated Statements of Cash Flows-            6
                      Six Months Ended June 28, 1998 and June 29, 1997

                  Notes to Condensed Consolidated Financial Statements      7-8

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        9-18

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        19

         Item 6.  Exhibits and Reports on Form 8-K                           20

         Signature page                                                      20

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          June 28,       December 28,
               ASSETS                                      1998              1997
               ------                                   ----------       ----------
                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                           $  489,517     $  1,622,537
    Accounts receivable                                    166,832          938,932
    Accounts receivable--affiliates                        115,358          116,543
    Preopening costs, net                                  864,859        1,520,253
    Inventories                                          2,572,522        2,726,983
    Prepaids and other current assets                      961,754        1,613,374
    Current deferred income taxes, net                     219,214          219,214
                                                       -----------      -----------

           Total current assets                          5,390,056        8,757,836
                                                       -----------      -----------

PROPERTY AND EQUIPMENT:
    Land                                                 5,885,711        5,885,711
    Buildings                                            4,447,161        4,447,161
    Leasehold and building improvements                 54,895,638       50,654,171
    Furniture, fixtures and equipment                   45,726,435       43,919,404
    Construction-in-progress                             4,990,326        2,719,135
    Accumulated depreciation and amortization          (21,370,224)     (17,395,218)
                                                       -----------      -----------

           Total property and equipment, net            94,575,047       90,230,364
                                                       -----------      -----------

INVESTMENT IN JOINT VENTURE, net                         5,785,472        5,552,632
                                                       -----------      -----------

OTHER ASSETS                                               590,266          735,936
                                                       -----------      -----------

DEFERRED INCOME TAXES, net                               2,384,809        2,334,809
                                                       -----------      -----------

TOTAL ASSETS                                         $ 108,725,650    $ 107,611,577
                                                       ===========      ===========


                                               See accompanying notes.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     June 28,        December 28,
             LIABILITIES                                               1998              1997
             -----------                                             ----------      -----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
    Accounts payable-
        Trade                                                     $   2,149,254     $  4,341,074
        Construction projects                                           569,643        1,023,151
    Accrued payroll and payroll taxes                                 1,931,022        2,311,990
    Accrued taxes other than income tax                               1,282,879        1,023,893
    Current portion of accrued restructuring charges                  1,700,260        2,447,260
    Other accrued expenses                                            2,939,779        2,534,299
    Current portion of long-term debt                                   183,271          115,308
    Current portion of obligations under capital leases                 549,785          519,924
                                                                    -----------      -----------
           Total current liabilities                                 11,305,893       14,316,899

REVOLVING LINE OF CREDIT                                             28,200,000       26,450,000
LONG-TERM DEBT                                                        2,295,397        2,374,533
OBLIGATIONS UNDER CAPITAL LEASES                                      2,796,719        1,757,462
ACCRUED RESTRUCTURING CHARGES                                         1,170,948        1,493,610
                                                                    -----------      -----------

           Total liabilities                                         45,768,957       46,392,504
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                              --               --
    Common stock - $.01 par value, 15,000,000 shares
        authorized, 8,054,047 and 8,059,506 issued
        and outstanding                                                  80,540           80,595
    Additional paid-in capital                                       58,268,388       58,320,330
    Retained earnings                                                 5,444,114        3,791,586
    Deferred compensation                                              (836,349)        (973,438)
                                                                    ------------     -----------

           Total stockholders' equity                                62,956,693       61,219,073
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 108,725,650    $ 107,611,577
                                                                    ===========      ===========


                                               See accompanying notes.

                                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                   --------------------------          -------------------------
                                                     June 28,       June 29,            June 28,       June 29,
                                                       1998           1997                1998           1997
                                                       ----           ----                ----           ----
REVENUES:
    Old Chicago restaurants                       $ 18,782,969   $ 18,277,475        $ 37,171,336   $ 34,658,037
    Rock Bottom Restaurant & Brewery
        restaurants                                 21,260,608     19,154,236          41,466,496     35,465,813
                                                    ----------     ----------          ----------     ----------

           Total revenues                           40,043,577     37,431,711          78,637,832     70,123,850
                                                    ----------     ----------          ----------     ----------

OPERATING EXPENSES:
    Cost of sales                                   10,071,038      9,268,041          19,790,426     17,363,157
    Restaurant salaries and benefits                13,450,340     12,904,244          26,269,265     23,758,012
    Operating expenses                               7,722,710      7,371,896          15,422,580     14,144,660
    Selling expenses                                 1,261,260      1,386,988           2,534,842      2,643,015
    General and administrative                       2,406,602      1,884,605           5,139,405      3,703,441
    Depreciation and amortization                    2,876,573      2,968,455           5,917,539      5,472,438
    Other operating expenses (income)                  (18,462)            --             107,382             --
                                                    ----------     ----------          ----------     ----------

           Total operating expenses                 37,770,061     35,784,229          75,181,439     67,084,723
                                                    ----------     ----------          ----------     ----------

INCOME FROM OPERATIONS                               2,273,516      1,647,482           3,456,393      3,039,127

Equity in joint venture earnings                       125,000         75,000             300,000        150,000
Interest expense                                      (739,703)      (397,493)         (1,323,835)      (653,012)
Interest income                                         14,586          5,249              15,598          7,102
Other income, net                                           11              9                  33             12
                                                    ----------     ----------          ----------     ----------

INCOME BEFORE TAXES                                  1,673,410      1,330,247           2,448,189      2,543,229
Provision for income taxes                             543,858        388,430             795,661        741,204
                                                    ----------    -----------         -----------     ----------

NET INCOME                                         $ 1,129,552    $   941,817         $ 1,652,528    $ 1,802,025
                                                    ==========     ==========          ==========    ===========

BASIC NET INCOME
  PER SHARE                                               $.14           $.12                $.21           $.23
                                                           ===            ===                 ===            ===
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                 8,056,100      7,993,100           8,056,200      7,961,300

DILUTED NET INCOME
  PER SHARE                                               $.14           $.12                $.21           $.23
                                                           ===            ===                 ===            ===
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                 8,056,100      8,056,300           8,056,200      8,026,100

                                               See accompanying notes.

                              ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                                    (Unaudited)

                                                                             1998             1997
                                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 1,652,528      $ 1,802,025
    Adjustments to reconcile net income to net cash
        provided by operating activities-
           Equity in joint venture earnings                                (300,000)        (150,000)
           Depreciation and amortization                                  5,917,539        5,472,437
           Deferred income tax benefit                                      (50,000)         (16,267)
           Loss on disposition of equipment                                 159,736               --
           Amortization of deferred compensation, net of cancellations      102,425               --
           Revision of accrued restructuring charges                        (13,762)              --
           Decrease (increase) in accounts receivable                       772,100         (102,999)
           Decrease (increase) in inventories                               154,461         (393,983)
           Decrease (increase) in prepaids and other assets                 655,947         (574,772)
           Expenditures for preopening costs                               (802,517)      (2,378,548)
           (Decrease) increase in accounts payable                       (2,645,328)       2,275,236
           Increase in accrued expenses                                     283,498          410,646
           Decrease in accrued restructuring charges                       (478,619)              --
                                                                       ------------     ------------

               Net cash provided by operating activities                  5,408,008        6,343,775
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                 (10,006,770)     (20,730,654)
    Proceeds from sale of property                                        2,000,000               --
    (Repayments) advances from/to officers and affiliates, net                1,185          (23,138)
                                                                        -----------      -----------

           Net cash used in investing activities                         (8,005,585)     (20,753,792)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt and revolving line of credit            17,250,000       26,800,000
    Repayments of long-term debt and revolving line of credit           (15,511,173)     (10,638,533)
    Repayments of capital lease obligations                                (274,270)        (310,380)
    Issuance of common stock                                                     --          297,054
                                                                         ----------       ----------

           Net cash provided by financing activities                      1,464,557       16,148,141
                                                                         ----------       ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (1,133,020)       1,738,124

CASH AND CASH EQUIVALENTS, beginning of period                            1,622,537                0
                                                                         ----------      -----------

CASH AND CASH EQUIVALENTS, end of period                               $    489,517     $  1,738,124
                                                                        ===========      ===========


                                               See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1998

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 28, 1998, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)      ACCRUED RESTRUCTURING CHARGES

         During the three months ended June 28, 1998, the Company executed a lease settlement agreement with the owner of its Old Chicago restaurant in Gladstone, Missouri, which was closed during the first quarter of 1998. Under the terms of the settlement agreement, the Company has no further obligation under the previously executed lease agreement. As the cost of this settlement together with all other exit costs was less than the previously accrued restructuring charges, income of $13,762 is included in other operating income in the accompanying condensed consolidated statement of operations.

         Subsequent to June 28, 1998, the Company began subleasing its Rock Bottom Restaurant & Brewery restaurant in Houston, Texas, which was also closed during the first quarter of 1998. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Substantially all other provisions of the sublease agreement are similar to the Company's obligations under its existing lease agreement, which lease agreement expires August 2009. Management believes that the previously accrued restructuring costs related to the closure of this restaurant, as well as the restaurants in Evergreen, Colorado and Overland Park, Kansas, are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these locations.

(3)      REVOLVING LINE OF CREDIT

         On June 29, 1998, the Company executed a third amendment to its bank revolving credit facility (the "Credit Facility") primarily to modify certain financial covenants and ratios, including the ratio for total liabilities to tangible net worth. All other modifications to the Credit Facility were non-substantive in nature.

(4)      RECLASSIFICATIONS

         Certain  amounts  in  the  accompanying   December 28,  1997  condensed
         consolidated balance sheet have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the "Safe Harbor" Provision of the Private
     Securities Litigation Reform Act of 1995

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties, which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include statements regarding:

               -Restaurant expansion plans for 1998;
               -The effect  of the sale of the  brewery  restaurant  in  Fresno,
                California and sale or sublease of the Old Chicago restaurant in Salem, Oregon;
               -Sufficiency of liability for accrued restructuring charges; -Estimated charge to first quarter 1999 earnings as a result of applying SOP 98-5;
               -Ability of the Company to compete effectively within the
                restaurant industry;
               -Ability of new restaurants to achieve operating efficiencies; -Efforts to improve sales trends in certain brewery restaurants; -Increase in selling expenses as a percentage of revenues; -Timing and results of cost reduction efforts, including the best practices initiative;
               -Estimated average construction costs for new restaurants
                opening during 1998;
               -Ability to complete sale-leaseback transactions for prototype brewery restaurants and recover investment costs;
               -Estimated capital expenditures in 1998;
               -Ability to generate sufficient cash from operations  to
                complete financing of 1998 restaurant expansion;
               -Ability of the Company to develop an implementation plan for all
                Year 2000 issues.

         Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the Company's markets; greater than expected costs associated with closing restaurants; greater than anticipated preopening expenses incurred during 1998; timing and extent of third and fourth quarter 1998 marketing promotions; general economic conditions; adverse weather conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; ability to identify all systems within the Company impacted by Year 2000 issues and to provide the necessary financial and personnel resources to address all such issues; and other risks detailed in the Company's reports and other filings under the Securities Exchange Act of 1934. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

         As of December 28, 1997, the Company operated a total of 63 restaurants
- 42 Old Chicago restaurants and 21 Rock Bottom Restaurant & Brewery restaurants. During the first quarter of 1998, the Company closed two Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and two Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas. During the second quarter of 1998, the Company opened a Rock Bottom Restaurant & Brewery restaurant in La Jolla, California and a ChopHouse & Brewery restaurant in Cleveland, Ohio, and as of June 28, 1998 the Company operated a total of 61 restaurants - 40 Old Chicago restaurants and 21 Rock Bottom Restaurant & Brewery restaurants.

         During the three months ended June 28, 1998 the Company executed a lease settlement agreement with the owner of the Gladstone, Missouri, restaurant, and as a result has no further obligation under the previously executed lease agreement. Additionally, subsequent to June 28, 1998, the Company began subleasing its restaurant in Houston, Texas, which was also closed during the first quarter of 1998. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Substantially all other provisions of the sublease agreement are similar to the Company's obligations under its existing lease agreement, which lease agreement expires August 2009. Management believes that the previously accrued restructuring charges related to the closure of the Houston restaurant, as well as the restaurants in Evergreen, Colorado and Overland Park, Kansas, are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these locations.

         The Company is also negotiating the sale of its Rock Bottom Restaurant & Brewery restaurant in Fresno, California, and closed its Old Chicago restaurant in Salem, Oregon during July 1998 to pursue the sale or sublease of this facility. Neither transaction is anticipated to have a material adverse effect on the Company's financial position or results of operations.

         The Company's remaining expansion plans for 1998 include one brewery restaurant opening during the third quarter in Irvine, California (opened July 30, 1998), and two brewery restaurant openings during the fourth quarter in Warrenville, Illinois and Bellevue, Washington. The last two 1998 restaurant openings are either under construction or are in the permitting phase prior to construction. The Company previously anticipated opening an additional brewery restaurant during the fourth quarter of 1998 in Phoenix, Arizona. This restaurant, however, is part of a location based entertainment center, and as the Company must comply with the real estate developers' construction schedule for completing certain aspects of its project, this restaurant opening is now planned for the first quarter of 1999.

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

         The Accounting Standards Executive Committee of the AICPA issued a statement of position entitled "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This standard requires that the Company prospectively expense preopening and other start-up costs as incurred, and is required to be applied beginning with the Company's first quarter of 1999. Restatement of prior periods is not required. Initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle. Based on deferred preopening and other start-up costs as of June 28, 1998, the cumulative effect would be approximately $1.2 million, less applicable income taxes.

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three and six month periods ended June 28, 1998 and June 29, 1997, the Company's net income equaled its comprehensive income.

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

Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement data, and certain restaurant data:

                                                                                    Percentage of Revenues
                                                                                    ----------------------
                                                                       Three Months Ended         Six Months Ended
                                                                    ----------------------     ---------------------
                                                                    June 28,      June 29,     June 28,      June 29,
                                                                      1998          1997         1998          1997
                                                                      ----          ----         ----          ----
Income Statement Data:
Revenues:
   Old Chicago restaurants..................................           46.9%        48.8%        47.3%         49.4%
   Rock Bottom Restaurant & Brewery restaurants.............           53.1         51.2         52.7          50.6
                                                                       ----         ----         ----          ----


        Total revenues......................................          100.0        100.0        100.0          100.0
                                                                      -----        -----        -----          -----

Operating Expenses:
   Cost of sales............................................           25.1         24.8         25.2           24.8
   Restaurant salaries and benefits.........................           33.6         34.5         33.4           33.9
   Operating expenses.......................................           19.3         19.7         19.6           20.2
   Selling expenses.........................................            3.1          3.7          3.2            3.8
   General and administrative expenses......................            6.0          5.0          6.6            5.3
   Depreciation and amortization............................            7.2          7.9          7.5            7.8
   Other operating expenses (income)........................             --           --          0.1             --
                                                                       ----         ----         ----           ----

        Total operating expenses............................           94.3         95.6         95.6           95.7
                                                                       ----         ----         ----           ----

Income From Operations......................................            5.7          4.4          4.4            4.3
Equity in joint venture earnings............................            0.3          0.2          0.4            0.2
Interest expense............................................           (1.8)        (1.1)        (1.7)          (0.9)
Interest income.............................................             --           --           --             --
Other (income) expense, net.................................             --           --           --             --
                                                                       ----         ----         ----           ----

Income Before Taxes.........................................            4.2          3.5          3.1            3.6
Provision for income taxes..................................            1.4          1.0          1.0            1.0
                                                                       ----         ----         ----           ----

Net Income .................................................            2.8%         2.5%         2.1%           2.6%
                                                                       =====        =====        =====          =====

Restaurant Data:
   Restaurant operating weeks:
   Old Chicago restaurants..................................            517          503       1,042            968
   Rock Bottom Restaurant & Brewery restaurants.............            267          225         525            417
                                                                       ----         ----        ----           ----

        Total...............................................            784          728       1,567          1,385
                                                                      =====        =====       =====          =====

   Restaurants open (end of period):
   Old Chicago restaurants..................................                                      40             41
   Rock Bottom Restaurant & Brewery restaurants.............                                      21             19
                                                                                                  --             --

           Total............................................                                      61             60
                                                                                                  ==             ==

Revenues

         Revenues increased $2.6 million (7.0%) to $40.0 million in the quarter ended June 28, 1998 from $37.4 million for the comparable quarter in 1997. For the six months ended June 28, 1998, revenues increased $8.5 million (12.1%) to $78.6 million from $70.1 million for the comparable period in 1997. These increases are due primarily to revenues generated by the four new Rock Bottom Restaurant & Brewery restaurants and one new Old Chicago restaurant that have opened since the end of the second quarter of 1997. These increases were offset by a decrease in revenues of $1.8 million and $3.0 million for the three and six-month periods ended June 28, 1998, respectively, resulting from the four restaurants closed in the first quarter of 1998. Additionally, comparable restaurant sales decreased 1.4% for the second quarter of 1998, and were down 1.3% year to date. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased to 53.1% for the quarter ended June 28, 1998 as compared to 51.2% in the comparable period of 1997, and for the six months ended June 28, 1998 increased to 52.7% from 50.6% in the first six months of 1997. The increase to this percentage is a result of the Company opening a greater number of brewery restaurants than Old Chicago restaurants, and because the brewery restaurants generate greater average weekly sales ("AWS"). The Company expects that the percentage of revenues contributed by the Rock Bottom Restaurant & Brewery restaurants will continue to increase throughout the year as three additional brewery restaurant openings are planned for 1998.

          AWS for the Old Chicago restaurants were $36,331 and $35,673 during the three and six-month periods ended June 28, 1998, respectively, and were consistent with AWS for the comparable periods in 1997. Comparable restaurant sales for Old Chicago were up 1.6% during the second quarter of 1998 and up 1.2% for the first six months of 1998. These trends in both AWS and comparable restaurant sales represent a significant improvement from 1997 when the Company experienced decreases in AWS of nearly 8%. Management believes that the improvement in comparable restaurant sales and AWS trends is largely due to the Company's efforts towards improving the overall dining experience in each of its Old Chicago restaurants, and the Company's focus on local restaurant marketing promotions to generate repeat business.

         AWS for the Rock Bottom Restaurant & Brewery restaurants during the second quarter of 1998 were $79,628 as compared to $85,130 during the second quarter of 1997, and $78,984 for the first six months of 1998 as compared to $85,050 for the comparable period in 1997. This decrease is largely due to a decrease in comparable restaurant sales, which were down 4.6% for the second quarter and 4.1% for the first six months of 1998. Although the 11 restaurants in the comparable restaurant base generate average annualized revenues of in excess of $4.5 million per restaurant, this decrease reflects the increasingly competitive conditions in certain of the Company's key markets. Efforts being made to improve these sales trends include significant menu revisions as part of the "best practices" initiative (see "Cost of Sales"), reassessing the beer program to capitalize on the consumers' changing interest in microbrewed beers, and implementing marketing promotions specific to each restaurant's local community. Additional decreases in AWS in 1998 as compared to 1997 were anticipated by the Company due to certain newer brewery restaurants opened in the last 12 months that were designed to operate at a slightly lower capacity than certain of the Company's previous restaurants.

Cost of Sales

         Cost of sales, which consists of food, beverage, and merchandise costs, increased $.8 million (8.7%) to $10.1 million in the second quarter of 1998 from $9.3 million in the second quarter of 1997, and increased as a percentage of revenues to 25.1% from 24.8% in the same period of 1997. For the six months ended June 28, 1998, cost of sales increased $2.4 million (14.0%) to $19.8 million from $17.4 million in the comparable period of 1997, and as a percentage of revenues increased to 25.2% from 24.8% in the comparable period of 1997.

         During the first quarter of 1998, the Company utilized assistance from an outside consultant to perform an assessment of operating policies and procedures in the Company's kitchens. The "best practices" developed from this assessment are focused on streamlining food preparation procedures and introducing higher margin menu items. The increase in cost of sales as a percentage of revenues during the three months ended June 28, 1998 is primarily due to higher food costs in the brewery restaurants as a result of implementing new menus in accordance with this initiative. These higher costs were anticipated by the Company as several new menu items were added, and substantially all other menu items were reengineered. This process resulted in changes to several recipes and the related inefficiencies in yields and waste resulted in an increase to food costs. Management believes such increase is temporary. The additional increase in cost of sales as a percentage of revenues during the six months ended June 28, 1998 is largely due to greater food sales as a percentage of total sales. As the cost of sales for food is greater than the cost of sales for beverage alcohol, an increase in sales mix results in the increase to this percentage.

Restaurant Salaries and Benefits

         Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $.5 million (4.2%) to $13.5 million in the second quarter of 1998 from $12.9 million in the second quarter of 1997. For the six months ended June 28, 1998 salaries and benefits increased $2.5 million (10.6%) to $26.3 million from $23.8 million in the comparable period of 1997. Restaurant salaries and benefits as a percentage of revenues decreased in both periods to 33.6% in the second quarter of 1998 as compared to 34.5% in the second quarter of 1997, and to 33.4% for the six month period ended June 28, 1998 from 33.9% for the comparable period of 1997.

         The decrease in salaries and benefits as a percentage of revenues in both periods is due primarily to lower kitchen and floor labor costs in the brewery restaurants. This decrease is due primarily to newer brewery restaurants achieving operational efficiencies, and to a slight reduction in kitchen labor hours as a result of the Company's best practices initiative. Streamlining food preparation procedures was a key goal of this initiative, and the Company began implementing these new procedures in the brewery restaurants during June 1998. Management anticipates implementing similar procedures in the Old Chicago restaurants during the third quarter.

Operating Expenses

         Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $.4 million (4.8%) to $7.7 million in the second quarter of 1998 from $7.4 million for the same period in 1997. For the six months ended June 28, 1998, operating expenses increased $1.3 million (9.0%) to $15.4 million from $14.1 million in the comparable period of 1997. As a percentage of revenues, such expenses decreased to 19.3% in the second quarter of 1998 from 19.7% for the same period in 1997, and to 19.6% for the six month period ended June 28, 1998 from 20.2% for the comparable period of 1997. This decrease is due primarily to lower overall operating costs resulting from management's focus on the fundamentals of running restaurants. Additional costs savings are due to a reduction in 1998 insurance premium rates, particularly workmen's compensation insurance.

Selling Expenses

         Selling expenses, decreased $.1 million (9.1%) to $1.3 million in the second quarter of 1998 from $1.4 million for the same period in 1997. For the six months ended June 28, 1998, selling expenses decreased $.1 million (4.1%) to $2.5 million from $2.6 million in the comparable period of 1997. As a percentage of revenues, such expenses decreased to 3.1% in the second quarter of 1998 from 3.7% for the same period in 1997, and to 3.2% for the six month period ended June 28, 1998 from 3.8% for the comparable period of 1997. This decrease in both periods is primarily due to a reduction in the amount of food and beverages discounted to customers. Although discounting is one of the Company's primary forms of word-of-mouth advertising, it has been modified by increased staff training and education to avoid overuse. Additional decreases in the second quarter of 1998 are due to an increased use of lower cost local restaurant marketing promotions as compared to more expensive Company wide promotions that utilize extensive radio and print media. The Company anticipates an increase to selling expenses as a percentage of revenues in the third quarter of 1998 as more Company wide marketing promotions are planned for this period.

General and Administrative ("G&A")

         G&A expense increased $.5 million (27.7%) to $2.4 million in the second quarter of 1998 compared to $1.9 million in the second quarter of 1997, and increased $1.4 million (38.8%) to $5.1 million for the six month period ending June 28, 1998 from $3.7 million for the comparable period in 1997. As a percentage of revenues, such expenses increased to 6.0% in the second quarter of 1998 from 5.0% for the same period of 1997, and to 6.6% for the six months ended June 28, 1998 from 5.3% for the comparable period of 1997. Due to the Company's reduced expansion plans, less G&A costs have been allocated to the Company's development program resulting in an increase to G&A expense. Additionally, the Company also incurred increased spending during the first quarter of 1998 related to its best practices initiative, additional personnel in the training and information systems departments, and costs associated with attaining Year 2000 compliance (see "Year 2000").

Depreciation and Amortization ("D&A")

         D&A, including amortization of preopening expenses, decreased $91,882 (3.1%) to $2.9 million in the second quarter of 1998 from $3.0 million for the comparable period in 1997, and increased $.4 million (8.1%) to $5.9 million for the six month period ending June 28, 1998 from $5.5 million for the comparable period in 1997. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 5.7% during the three and six month periods ended June 28, 1998 as compared to 5.0% in the comparable periods of 1997. Preopening expense amortization was 1.5% as a percentage of revenues in the second quarter of 1998 as compared to 2.9% in the comparable period of 1997, and 1.8% for the six month period ending June 28, 1998 as compared to 2.8% for the comparable period of 1997.

         The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to: decreases in AWS for the Rock Bottom Restaurant & Brewery restaurants, greater depreciation expense for the Old Chicago restaurants resulting from a significant investment for restaurant remodels over the last 12 months, and increased depreciation expense associated with a greater number of corporate assets. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the three and six month periods ended June 28, 1998, preopening expense was being amortized for fewer restaurants than in the comparable periods of 1997.

Other Operating Expenses (Income)

         Other operating expenses (income) for the six months ended June 28, 1998 consist primarily of severance payments made to employees in connection with restaurants closed during the first quarter of 1998. Additionally, during the three months ended June 28, 1998, income of $13,762 is included in this amount pursuant to the lease settlement agreement with the owner of the Gladstone, Missouri, restaurant.

Equity in Joint Venture Earnings

         The 1998 equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley Barn Brewery, Inc. ("Trolley Barn"), its joint venture partner in the southeastern United States. The increase in both periods is due to an increase in Trolley's Barn's revenues as the total number of restaurants operated by Trolley Barn increased from five restaurants during the six months ended June 29, 1997 to eight restaurants during the six months ended June 28, 1998.

Interest Expense / Interest Income

         Interest expense for the second quarter of 1998 increased $342,210 from the second quarter of 1997 to $739,703, and for the first six months of 1998 increased $670,823 to $1.3 million from the comparable period of 1997. Additionally, interest expense of approximately $70,000 and $111,000 was capitalized to construction costs in the three and six-month periods ended June 28, 1998, respectively. The increase in interest expense in both periods is primarily attributable to an increase in the average balance outstanding under the Company's revolving line of credit from $16.6 million in the first six months of 1997 to $27.3 million in the first six months of 1998.

Liquidity and Capital Resources

          The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last four years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. As is common in the restaurant industry, the Company has generally operated with negative working capital. The following table presents a summary of the Company's cash flows for the six months ended June 28, 1998, and June 29, 1997:


                                                                              Six Months Ended
                                                                    ------------------------------------
                                                                             1998              1997
                                                                    ------------------------------------
           Net cash provided by operating activities                  $   5,408,008      $   6,343,775
           Net cash used in investing activities                         (8,005,585)       (20,753,792)
           Net cash provided by financing activities                      1,464,557         16,148,141
           (Decrease) increase in cash and cash equivalents              (1,133,020)         1,738,124
           Cash and cash equivalents, end of period                         489,517          1,738,124


         Net cash used in investing activities during the first six months of 1998 and 1997 included net capital expenditures of $8.0 million and $20.7 million, respectively. This decrease is due to a reduction in the Company's expansion program. During the first six months of 1997, the Company opened five Rock Bottom Restaurant & Brewery restaurants and six Old Chicago restaurants as compared to two brewery restaurant openings in the first six months of 1998.

         Although the Company has historically leased its facilities, it has also purchased undeveloped land in some instances to construct brewery restaurants utilizing its design prototype. Management's intention for these locations is to recover substantially all its investment in land and construction costs through a sale-leaseback transaction. The Company constructed locations for two brewery restaurants in 1997 in Englewood, Colorado and Des Moines, Iowa, and anticipates constructing two additional brewery restaurants in Warrenville, Illinois in 1998 and Phoenix, Arizona in early 1999. Sale-leaseback transactions were completed in September 1997 for Englewood and in March 1998 for Des Moines, with proceeds from the latter transaction included in investing activities in the accompanying condensed consolidated cash flow statement.
Management estimates that the cost to construct and open a brewery restaurant prototype during 1998, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $2.0 million, as compared to the estimated $2.6 to $3.0 million to construct and open a brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale-leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

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

         The Company estimates that total capital expenditures for 1998, excluding preopening costs and net of proceeds from sale-leaseback transactions, will be approximately $15.5 million, including approximately $12.3 million in estimated total costs for new brewery restaurants. There can be no assurance that these estimated capital expenditures will be sufficient for completion of current development plans or that they will not increase in the future.

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


Year 2000 Compliance

         During 1997, the Company began a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000"issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's system conversion during 1997 addressed a significant part of this problem as the new general financial and payroll software applications implemented were represented by the vendors to be Year 2000 compliant. The Company is also developing an implementation plan for its remaining Year 2000 issues, including modifications or upgrades of substantially all existing restaurant point-of-sale systems. Total estimated costs to resolve the Year 2000 problem are unknown at this time, however, the Company expects to incur capital expenditures of approximately $250,000 during 1998 to upgrade the personal computer hardware and software in all restaurants as the next step in achieving Year 2000 compliance. Additionally, approximately $75,000 is included in general and administrative expenses during the first quarter of 1998 as a result of upgrading computer hardware and software to be Year 2000 compliant.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Stockholders was held on May 29, 1998.

         (b) The following directors were elected at the meeting:
               Duncan H. Cocroft
               Frank B. Day

             The following directors hold terms of office that continued after the meeting:
               Robert D. Greenlee           Dave Lux
               Mary C. Hacking              Arthur Wong
               Gerald A. Hornbeck

         (c) Three proposals were submitted for approval, which were passed with voting results as follows:

                  (1) Both of the Company's nominees for directors were re-elected to serve until the Annual Meeting of Stockholders in 2001, based on the following tabulations:

                                                            For         Withheld
                           Duncan H. Cocroft             6,728,270       459,734
                           Frank B. Day                  6,734,892       453,112

                  (2) The amendment to the Rock Bottom Restaurants, Inc. Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Equity plan by 300,000 shares was approved as follows:

                              For:     5,193,975      Abstain:            53,066
                              Against: 1,940,963      Broker non-votes:     ----

                  (3)      The   appointment  of  Arthur  Andersen  LLP  as  the
                           Company's   independent   auditors  was  approved  as
                           follows:

                               For:     7,129,924      Abstain:           31,133
                               Against:    26,947      Broker non-votes:    ----


         (d)      None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit
                  ------            ----------------------
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


                                               ROCK BOTTOM RESTAURANTS, INC.
                                               (Registrant)



August 11, 1998                                By:/s/ WILLIAM S. HOPPE
                                                  ----------------------
                                                  William S. Hoppe
                                                  Chief Financial Officer and
                                                  Executive Vice President
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
----------        -----------
     27           Financial Data Schedule