Form 10-Q
period 1998-09-27
ROCK BOTTOM RESTAURANTS INC
filed 1998-11-12
CIK 924896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

                          Yes    X      No ______

As of November 10, 1998, the Registrant had outstanding 8,056,085 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998


                                                                            Page


Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets-
                      September 27, 1998 and December 28, 1997               3-4

                  Condensed Consolidated Statements of Operations-
                      Three Months and Nine Months Ended
                      September 27, 1998 and September 28, 1997                5

                  Condensed Consolidated Statements of Cash Flows-
                      Nine Months Ended September 27, 1998
                      and September 28, 1997                                   6

                  Notes to Condensed Consolidated Financial Statements       7-9

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        10-20

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            21

         Signature page                                                       21

                                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

                                                                  September 27,     December 28,
               ASSETS                                                1998              1997
               ------                                            ------------------------------

CURRENT ASSETS:
    Cash and cash equivalents                                      $   699,682    $   1,622,537
    Accounts receivable, net                                           240,850          938,932
    Accounts receivable--affiliates                                    115,396          116,543
    Preopening costs, net                                              947,677        1,520,253
    Inventories                                                      2,433,296        2,726,983
    Prepaids and other current assets                                1,313,965        1,613,374
    Current deferred income taxes, net                                 219,214          219,214
                                                                 -------------     ------------
           Total current assets                                      5,970,080        8,757,836
                                                                 -------------     ------------

PROPERTY AND EQUIPMENT:
    Land                                                             4,190,770        5,885,711
    Buildings                                                        4,827,001        4,447,161
    Leasehold and building improvements                             54,127,554       50,654,171
    Furniture, fixtures and equipment                               45,488,475       43,919,404
    Construction-in-progress                                         5,782,102        2,719,135
    Accumulated depreciation and amortization                      (22,369,475)     (17,395,218)
                                                                  ------------     ------------
           Total property and equipment, net                        92,046,427       90,230,364
                                                                  ------------     ------------

INVESTMENT IN JOINT VENTURE, net                                     5,929,537        5,552,632
                                                                  ------------     ------------

ASSETS HELD FOR DISPOSITION                                          4,020,394               --
                                                                  ------------     ------------

OTHER ASSETS                                                           583,065          735,936
                                                                  ------------     ------------

DEFERRED INCOME TAXES, net                                           2,384,809        2,334,809
                                                                  ------------     ------------

TOTAL ASSETS                                                     $ 110,934,312    $ 107,611,577
                                                                   ===========      ===========


                                               See accompanying notes.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                                                     September 27,     December 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1998               1997
------------------------------------                              --------------------------------

CURRENT LIABILITIES:
    Accounts payable-
        Trade                                                       $   3,262,097    $   4,341,074
        Construction projects                                             124,344        1,023,151
    Accrued payroll and payroll taxes                                   3,765,398        2,311,990
    Accrued taxes other than income tax                                 1,190,333        1,023,893
    Current portion of accrued restructuring charges                    1,301,528        2,447,260
    Other accrued expenses                                              3,132,935        2,534,299
    Current portion of long-term debt                                     161,364          115,308
    Current portion of obligations under capital leases                   246,291          519,924
                                                                    -------------    -------------
           Total current liabilities                                   13,184,290       14,316,899

REVOLVING LINE OF CREDIT                                               27,600,000       26,450,000
LONG-TERM DEBT                                                          2,266,228        2,374,533
OBLIGATIONS UNDER CAPITAL LEASES                                        2,706,506        1,757,462
ACCRUED RESTRUCTURING CHARGES                                             722,321        1,493,610
                                                                    -------------    -------------

           Total liabilities                                           46,479,345       46,392,504
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 5,000,000 shares
        authorized, none issued and outstanding                                --               --
    Common stock - $.01 par value, 15,000,000 shares
        authorized, 8,056,085 and 8,059,506 issued
        and outstanding                                                    80,560           80,595
    Additional paid-in capital                                         58,287,943       58,320,330
    Retained earnings                                                   6,855,265        3,791,586
    Deferred compensation                                                (768,801)        (973,438)
                                                                    -------------    -------------

           Total stockholders' equity                                  64,454,967       61,219,073
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 110,934,312    $ 107,611,577
                                                                     ============     ============


                                              See accompanying notes.

                                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                    ----------------------------      ------------------------------
                                                     Sept. 27,        Sept. 28,          Sept. 27,         Sept. 28,
                                                       1998             1997               1998               1997
                                                       ----             ----               ----               ----
REVENUES:
    Old Chicago restaurants                        $ 18,801,482     $ 19,886,204      $  55,972,818     $  54,544,241
    Rock Bottom Restaurant & Brewery restaurants     22,427,428       20,844,770         63,893,924        56,310,583
                                                     ----------       ----------        -----------       -----------
           Total revenues                            41,228,910       40,730,974        119,866,742       110,854,824
                                                     ----------       ----------        -----------       -----------

OPERATING EXPENSES:
    Cost of sales                                    10,503,665       10,098,182         30,294,091        27,461,339
    Restaurant salaries and benefits                 13,837,063       14,058,229         40,106,328        37,816,241
    Operating expenses                                8,259,715        8,064,369         23,682,295        22,209,029
    Selling expenses                                  1,254,895        1,398,715          3,789,737         4,041,730
    General and administrative                        2,641,161        1,775,585          7,780,566         5,479,026
    Depreciation and amortization                     2,371,497        3,270,684          8,289,036         8,743,122
    Other operating expenses (income)                   (87,592)       5,165,685             19,790         5,165,685
                                                     ----------       ----------        -----------       -----------
           Total operating expenses                  38,780,404       43,831,449        113,961,843       110,916,172
                                                     ----------       ----------        -----------       -----------

INCOME (LOSS) FROM OPERATIONS                         2,448,506       (3,100,475)         5,904,899           (61,348)

Equity in joint venture earnings                        194,516           90,000            494,516           240,000
Interest expense                                       (554,008)        (480,290)        (1,877,843)       (1,133,302)
Interest income                                           1,552            1,607             17,150             8,709
Other income, net                                            11                4                 44                16
                                                     ----------       ----------        -----------       -----------

INCOME (LOSS) BEFORE TAXES                            2,090,577       (3,489,154)         4,538,766          (945,925)
Income tax expense (benefit)                            679,426       (1,249,837)         1,475,087          (508,633)
                                                     ----------       ----------        -----------      ------------

NET INCOME (LOSS)                                 $   1,411,151     $ (2,239,317)     $   3,063,679      $   (437,292)
                                                    ===========      ===========       ============       ===========

BASIC NET INCOME (LOSS)
  PER SHARE                                                $.18           $ (.28)              $.38             $(.05)
                                                            ===              ===                ===               ===
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                  8,056,000        8,071,000          8,056,000         8,075,000

DILUTED NET INCOME (LOSS)
  PER SHARE                                                $.18            $(.28)              $.38             $(.05)
                                                            ===              ===                ===               ===
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                  8,056,000        8,071,000          8,056,000         8,075,000

                                               See accompanying notes.

                         ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                          (Unaudited)

                                                                                        1998              1997
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $   3,063,679     $   (437,292)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities-
           Equity in joint venture earnings                                            (494,516)        (240,000)
           Depreciation and amortization                                              8,289,036        8,743,122
           Deferred income tax benefit                                                  (50,000)      (2,258,591)
           Loss on disposition of equipment                                             205,116               --
           Amortization of deferred compensation, net of cancellations                  189,548               --
           Non-cash portion of restructuring charge                                          --        4,869,009
           Revision of accrued restructuring charges                                   (191,062)              --
           Decrease (increase) in accounts receivable                                   698,082         (285,818)
           Decrease (increase) in inventories                                           293,687         (534,345)
           Decrease (increase) in prepaids and other assets                             298,278       (1,203,972)
           Expenditures for preopening costs                                         (1,192,254)      (3,128,667)
           (Decrease) increase in accounts payable                                   (1,977,784)       3,227,412
           Increase in accrued expenses                                               2,218,484        2,538,718
           Decrease in accrued restructuring charges                                   (598,678)              --
                                                                                    -----------      -----------
               Net cash provided by operating activities                             10,751,616       11,289,576
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                             (14,195,392)     (27,843,068)
    Proceeds from sale of property                                                    2,100,000        1,975,307
    (Repayments) advances from/to officers and affiliates, net                            1,147          (35,928)
                                                                                    -----------      -----------
               Net cash used in investing activities                                (12,094,245)     (25,903,689)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt and revolving line of credit                        23,750,000       38,600,000
    Repayments of long-term debt and revolving line of credit                       (22,662,249)     (23,346,663)
    Repayments of capital lease obligations                                            (667,977)        (423,562)
    Issuance of common stock                                                                 --          297,054
                                                                                    -----------      -----------
               Net cash provided by financing activities                                419,774       15,126,829
                                                                                    -----------       ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (922,855)         512,716
CASH AND CASH EQUIVALENTS, beginning of period                                        1,622,537               --
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                           $    699,682     $    512,716
                                                                                    ===========       ==========

                                               See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1998

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 27, 1998, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)      ACCRUED RESTRUCTURING CHARGES

         During the fourth quarter of 1997, the Company accrued certain restructuring charges related to a strategic plan to reduce restaurant expansion, suspend development of new Old Chicago restaurants and close two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants during early 1998. Such steps were part of an overall restructuring effort to improve restaurant operating profit.

         During the second quarter of 1998, the Company settled its lease obligation for the Old Chicago restaurant located in Gladstone, Missouri, which was closed in January 1998, and has no further obligations under the Gladstone lease. As the cost of this settlement together with all other exit costs was less than the previously accrued amount, income of approximately $14,000 is included in other operating income in the accompanying 1998 condensed consolidated statement of operations.

         During the third quarter of 1998, the Company executed a sublease for its Rock Bottom Restaurant & Brewery restaurant in Houston, Texas, which was closed in February 1998. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Substantially all other provisions of the sublease agreement are similar to the Company's obligations under its existing lease agreement, which lease agreement expires August 2009. The Company also conveyed certain assets to the sub-lessee in exchange for $100,000. Based on the terms of this agreement, the Company revised its estimated costs to close this restaurant. As such estimate was less than the related accrued restructuring charge liability, income of approximately $177,000 is included in other operating income in the accompanying 1998 condensed consolidated statement of operations.

         Subsequent to September 27, 1998, the Company executed an agreement with a prospective buyer ("Buyer") of the property leased by the Company for its Old Chicago restaurant in Evergreen, Colorado, which closed during January 1998. The agreement provides for a full release of the Company's obligations under the existing lease agreement, but is contingent upon the Buyer purchasing the property.

         Management believes that the remaining accrued restructuring charges applicable to restaurants closed during the first quarter of 1998 are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these locations.

(3)      ASSETS HELD FOR DISPOSITION

         Assets held for disposition represent the net book value of property and equipment held for sale, disposition or future rental. Included in this amount is approximately $1.5 million related to leasehold improvements and equipment for the Rock Bottom Restaurant & Brewery restaurant in Fresno, California, which restaurant was closed in September 1998 (see Note 6), and approximately $1.3 million related to land, building and improvements for the Old Chicago restaurant in Salem, Oregon, which was closed in July 1998. Additionally, approximately $1.2 million of property and equipment related to restaurants closed in Houston, Evergreen and Overland Park, Kansas was reclassified during the third quarter of 1998 to assets held for disposition. The net book value of all assets held for disposition is either less than or approximating fair value.

(4)      REVOLVING LINE OF CREDIT

         On June 29, 1998, the Company executed a third amendment to its bank revolving credit facility (the "Credit Facility") primarily to modify certain financial covenants and ratios, including the ratio for total liabilities to tangible net worth.

(5)      RECLASSIFICATIONS

         Certain amounts in the accompanying December 28, 1997 condensed consolidated balance sheet have been reclassified to conform to the current period presentation.

(6)      SUBSEQUENT EVENTS

         Subsequent to September 27, 1998 the Company closed on the sale of certain assets located at its Rock Bottom Restaurant & Brewery restaurant in Fresno, California, including substantially all leasehold improvements, furniture and equipment, and assigned to the buyer its rights and obligations under the lease. The Company received proceeds of $2.1 million from this transaction.

         Additionally, the Company has entered into an agreement to sell its indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley") to Trolley for $7.0 million. In connection therewith, the Company will be released from its guarantee of Trolley's debt, and Trolley's rights to develop restaurants throughout the southeastern United States under the Rock Bottom Restaurant & Brewery and Old Chicago names will be terminated. However, the Company will grant certain license rights to Trolley whereby Trolley can continue to use certain licensed trademarks and tradenames owned by the Company for two existing restaurant locations, such use to be limited to the duration of the remaining lease terms, including option renewal periods. The Company anticipates closing on the sale of this investment during the fourth quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the "Safe Harbor" Provision of the Private
---------------------------------------------------------------------
     Securities Litigation Reform Act of 1995
     ----------------------------------------

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties, which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include statements regarding:

              -Sufficiency  of  liability  for  accrued  restructuring  charges;
              -The  effect  of the sale of the  brewery  restaurant  in  Fresno,
               California;
              -Timing  of the  sale  of the  Company's  indirect  50% equity interest in Trolley;
              -Restaurant expansion plans for 1998 and 1999;
              -Estimated  charge to earnings  as a result of applying  SOP 98-5;
              -Ability  of  the  Company  to  compete   effectively  within  the
               restaurant  industry;
              -Ability of new restaurants to achieve operating efficiencies; -Percentage of revenues contributed by the brewery restaurants; -Efforts to improve sales trends in certain brewery restaurants; -Increase in operating expenses due to greater expenditures for repairs;
              -Increase in selling expenses as a percentage of revenues;
              -Timing and results of cost reduction efforts,  including the best practices  initiative;
              -Estimated average  construction costs for new restaurants opening during  1998;
              -Ability  to  complete sale-leaseback transactions for prototype brewery restaurants and recover investment costs;
              -Estimated capital expenditures in 1998;
              -Ability to generate sufficient cash from operations  to  complete financing of 1999 restaurant expansion;
              -Ability  of the Company to develop an  effective  implementation plan for all Year 2000 issues.

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

Overview
--------

         As of December 28, 1997, the Company operated a total of 63 restaurants
-  42  Old  Chicago   restaurants  and  21  Rock  Bottom  Restaurant  &  Brewery restaurants. During the first nine months of 1998, the Company opened two additional Rock Bottom Restaurant & Brewery restaurants in La Jolla, and Irvine, California, and a ChopHouse & Brewery restaurant in Cleveland, Ohio. The Company also closed three Old Chicago restaurants and three Rock Bottom Restaurant & Brewery restaurants during 1998, and as of September 27, 1998 operated a total of 60 restaurants - 39 Old Chicago restaurants and 21 Rock Bottom Restaurant & Brewery restaurants. The following table identifies restaurants closed during 1998:

                                                                     Qtr. Closed
           Old Chicago restaurants:
               Gladstone, Missouri (a)                                  Q1 98
               Evergreen, Colorado (a)                                  Q1 98
               Salem, Oregon                                            Q3 98
           Rock Bottom Restaurant & Brewery restaurants:
               Houston, Texas (a)                                       Q1 98
               Overland Park, Kansas (a)                                Q1 98
               Fresno, California                                       Q3 98

         (a) Estimated costs to close these restaurants were accrued as of December 28, 1997.

         During the second quarter of 1998 the Company executed a lease settlement agreement with the owner of the Gladstone, Missouri restaurant and as a result has no further obligations under the previously executed lease agreement. During the third quarter of 1998, the Company began subleasing its brewery restaurant in Houston, Texas. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Substantially all other provisions of the sublease agreement are similar to the Company's obligations under its existing lease agreement, which lease agreement expires August 2009. As a result of these two transactions, the Company recognized income of approximately $191,000 during the nine months ended September 27, 1998. Subsequent to September 27, 1998, the Company executed an agreement with a prospective buyer of the property leased by the Company for the restaurant in Evergreen, Colorado. Such agreement would relieve the Company of all obligations under this lease, but is subject to the prospective buyer's purchase of the property. Management believes that the remaining accrued restructuring charges for the Houston and Evergreen restaurants, as well as the restaurant in Overland Park, Kansas, are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these locations.

         During the third quarter of 1998, the Company closed restaurants in Salem, Oregon and Fresno, California. The Company owns the property for the restaurant in Oregon, and is actively pursuing the sale or rental of such property. Subsequent to September 27, 1998, the Company closed on a sale of certain assets located at the California restaurant including substantially all leasehold improvements, furniture and equipment, and assigned to the buyer its rights and obligations under the lease for approximately $2.1 million. The Company expects to record a pre-tax gain on this sale during the fourth quarter of 1998 of approximately $300,000.

        The Company has entered into an agreement to sell its indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley"), its joint venture partner in the southeastern United States, to Trolley for $7.0 million. In exchange, the Company will be released from its guarantee of Trolley's debt, and Trolley's rights to develop restaurants throughout the southeastern United States under the Rock Bottom Restaurant & Brewery and Old Chicago names will be terminated. However, the Company will grant certain license rights that allow Trolley to continue to use certain Company-owned trademarks and tradenames for two existing restaurants owned by Trolley. The Company anticipates closing on the sale of this investment during the fourth quarter of 1998.

         The Company plans to open an additional brewery restaurant during the fourth quarter of 1998 in Warrenville, Illinois, and had anticipated opening an additional brewery restaurant during the fourth quarter in Bellevue, Washington. The restaurant in Bellevue, however, is part of a location based entertainment center, and as the Company must comply with the real estate developers' construction schedule for completing certain aspects of its project, this restaurant opening is now planned for the first quarter of 1999. Other restaurant openings planned for 1999 include three brewery restaurant openings in Phoenix, Arizona, San Diego, California and Arlington, Virginia, and two Old Chicago restaurant openings in existing markets.

         The Company has historically leased its facilities and plans to lease sites for a majority of its future restaurant locations. There can be no assurance, however, that the Company will be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates. Additionally, new restaurants incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Preopening costs, which are incurred prior to opening a new restaurant and are currently amortized over twelve months, and restaurant salaries and benefits are two examples of these increased costs.

         The Accounting Standards Executive Committee of the AICPA issued a statement of position entitled "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This standard requires that the Company prospectively expense preopening and other start-up costs as incurred, and is required to be applied beginning with the Company's first quarter of 1999, although earlier adoption is permitted. Restatement of prior periods is not required. Initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle. Based on deferred preopening and other start-up costs as of September 27, 1998, the cumulative effect to adopt this standard in the first quarter of 1999 would be approximately $1.4 million, less applicable income taxes.

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three and nine month periods ended September 27, 1998 and September 28, 1997, the Company's net income equaled its comprehensive income.

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

Results of Operations

         The following table sets forth for the periods indicated the percentage relationship to restaurant revenues of certain income statement data, and certain restaurant data:

                                                                                 Percentage of Revenues
                                                                                 ----------------------
                                                                       Three Months Ended         Nine Months Ended
                                                                    -----------------------    ----------------------
                                                                    Sept. 27,      Sept. 28,    Sept. 27,    Sept. 28,
                                                                      1998           1997         1998         1997
                                                                      ----           ----         ----         ----
Income Statement Data:
Revenues:
   Old Chicago restaurants..................................           45.6%         48.8%        46.7%          49.2%
   Rock Bottom Restaurant & Brewery restaurants.............           54.4          51.2         53.3           50.8
                                                                      -----         -----        -----          -----
        Total revenues......................................          100.0         100.0        100.0          100.0
                                                                      -----         -----        -----          -----

Operating Expenses:
   Cost of sales............................................           25.5          24.8         25.3           24.8
   Restaurant salaries and benefits.........................           33.6          34.5         33.4           34.1
   Operating expenses.......................................           20.0          19.8         19.8           20.0
   Selling expenses.........................................            3.0           3.4          3.2            3.6
   General and administrative expenses......................            6.4           4.4          6.5            4.9
   Depreciation and amortization............................            5.8           8.0          6.9            7.9
   Other operating expenses (income)........................           (0.2)         12.7          0.0            4.7
                                                                      -----         -----        -----          -----
        Total operating expenses............................           94.1         107.6         95.1          100.0
                                                                      -----         -----         ----          -----

Income (Loss) From Operations...............................            5.9          (7.6)         4.9            0.0
Equity in joint venture earnings............................            0.4           0.2          0.4            0.2
Interest expense............................................           (1.3)         (1.2)        (1.5)          (1.0)
Interest income.............................................             --            --           --             --
Other income................................................             --            --           --             --
                                                                      -----         -----        -----           ----

Income (Loss) Before Taxes..................................            5.0          (8.6)         3.8           (0.8)
Income tax expense (benefit)................................            1.6          (3.1)         1.2           (0.4)
                                                                      -----         -----        -----          -----

Net Income (Loss)...........................................            3.4%         (5.5)%        2.6%          (0.4)%
                                                                      =====         =====        =====          =====

Restaurant Data:
   Restaurant operating weeks:
   Old Chicago restaurants..................................            505           544        1,547          1,512
   Rock Bottom Restaurant & Brewery restaurants.............            278           259          803            676
                                                                        ---           ---         ----           ----
        Total...............................................            783           803        2,350          2,188
                                                                        ===           ===         ====           ====

   Restaurants open (end of period):
   Old Chicago restaurants..................................                                        39             42
   Rock Bottom Restaurant & Brewery restaurants.............                                        21             21
                                                                                                    --             --

           Total............................................                                        60             63
                                                                                                    ==             ==

Revenues
--------

         Revenues increased slightly (1.2%) to $41.2 million in the quarter ended September 27, 1998 from $40.7 million for the comparable quarter in 1997. For the nine months ended September 27, 1998, revenues increased $9.0 million (8.1%) to $119.9 million from $110.9 million for the comparable period in 1997. These increases are due primarily to revenues generated by the seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants opened during fiscal 1997, and the three brewery restaurants opened during fiscal 1998. Such increases were offset by a decrease in revenues of $2.3 million and $5.8 million for the three and nine-month periods ended September 27, 1998, respectively, resulting from the six restaurants closed during 1998. Additionally, comparable restaurant sales for the third quarter of 1998 were flat, and were down slightly less than 1% year to date. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         Revenues from the Company's Rock Bottom Restaurant & Brewery restaurants, as a percentage of total revenues, increased to 54.4% for the quarter ended September 27, 1998 as compared to 51.2% in the comparable period of 1997, and for the nine months ended September 27, 1998 increased to 53.3% from 50.8% in the first nine months of 1997. The increase to this percentage is a result of the Company opening a greater number of brewery restaurants than Old Chicago restaurants, and because the brewery restaurants generate greater average weekly sales ("AWS"). The Company expects that the percentage of revenues contributed by the Rock Bottom Restaurant & Brewery restaurants will continue to increase as the Company anticipates opening more brewery restaurants than Old Chicago restaurants.

          AWS for the Old Chicago restaurants were $37,231 and $36,182 during the three and nine-month periods ended September 27, 1998, and were up 1.8% and 0.3% from the comparable periods of 1997. Comparable restaurant sales for Old Chicago increased 1.7% during the third quarter of 1998 and 1.4% for the first nine months of 1998. Management believes that the improvement in comparable restaurant sales and AWS trends during 1998 is largely due to the Company's efforts toward improving the overall dining experience in each of its Old Chicago restaurants, and the Company's focus on local restaurant marketing promotions to generate repeat business.

         AWS for the Rock Bottom Restaurant & Brewery restaurants increased 0.2% to $80,674 during the third quarter of 1998 as compared to the third quarter of 1997, and decreased 4.5% to $79,569 for the first nine months of 1998 as compared to the comparable period of 1997. Comparable restaurant sales for 1998 decreased 2.1% during the third quarter and 3.4% during the first nine months. Although AWS and comparable restaurant sales trends have improved during fiscal 1998, these sales trends reflect the increasingly competitive conditions in some of the Company's key markets, and difficulties retaining market share due to poor execution of the concept in some other markets. Efforts being made to improve sales trends include menu revisions as part of the "best practices" initiative (see "Cost of Sales"), reassessing the beer program to capitalize on the consumers' changing interest in microbrewed beers, and implementing marketing promotions specific to each restaurant's local community. The Company has also begun an in-depth evaluation of its concept positioning using focus groups and quantitative data gathering methods.

Cost of Sales
-------------

         Cost of sales, which consists of food, beverage, and merchandise costs, increased $.4 million (4.0%) to $10.5 million in the third quarter of 1998 from $10.1 million in the third quarter of 1997, and increased as a percentage of revenues to 25.5% from 24.8% in the same period of 1997. For the nine months ended September 27, 1998, cost of sales increased $2.8 million (10.3%) to $30.3 million from $27.5 million in the comparable period of 1997, and as a percentage of revenues increased to 25.3% from 24.8% in the comparable period of 1997.

         The increase to cost of sales as a percentage of revenues during the third quarter of 1998 is due to increases in the cost of cheese and other commodities, and to certain non-recurring purchasing benefits received during the third quarter of 1997. Additionally, during the first quarter of 1998, the Company utilized assistance from an outside consultant to perform an assessment of operating policies and procedures in the Company's kitchens. The "best practices" developed from this assessment are focused on streamlining food preparation procedures and introducing higher margin menu items. The increase to cost of sales as a percentage of revenues during the first nine months of 1998 was partially due to higher food costs as a result of implementing new menus in accordance with this initiative. The Company anticipated these higher costs as several new menu items were either added or reengineered. This process resulted in changes to several recipes and the related inefficiencies in yields and waste resulted in an increase to food costs. The additional increase to cost of sales as a percentage of revenues during the first nine months of 1998 is largely due to greater food sales as a percentage of total sales. As the cost of sales for food is greater than the cost of sales for beverage alcohol, an increase in sales mix results in the increase to this percentage.

Restaurant Salaries and Benefits
--------------------------------

         Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, decreased $.2 million (1.6%) to $13.8 million in the third quarter of 1998 from $14.1 million in the third quarter of 1997. For the nine months ended September 27, 1998 salaries and benefits increased $2.3 million (6.1%) to $40.1 million from $37.8 million in the comparable period of 1997. Restaurant salaries and benefits as a percentage of revenues decreased in both periods to 33.6% in the third quarter of 1998 as compared to 34.5% in the third quarter of 1997, and to 33.4% for the nine-month period ended September 27, 1998 from 34.1% for the comparable period of 1997.

         The decrease in salaries and benefits as a percentage of revenues in both periods is due primarily to lower kitchen and floor labor costs in both restaurant concepts. This decrease is partially due to a reduction in kitchen labor hours as a result of the Company's best practices initiative. Streamlining food preparation procedures was a key goal of this initiative, and the Company began implementing these new procedures during the second and third quarters of 1998. Additional decreases in labor costs were due to the brewery restaurants opened in the last twelve months achieving operational efficiencies.

Operating Expenses
------------------

         Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $.2 million (2.4%) to $8.3 million in the third quarter of 1998 from $8.1 million for the same period in 1997. For the nine months ended September 27, 1998, operating expenses increased $1.5 million (6.6%) to $23.7 million from $22.2 million in the comparable period of 1997. As a percentage of revenues, such expenses increased slightly to 20.0% in the third quarter of 1998 from 19.8% for the same period in 1997, and decreased slightly to 19.8% for the nine-month period ended September 27, 1998 from 20.0% for the comparable period of 1997.

         The increase in operating expenses as a percentage of revenues during the third quarter of 1998 is due primarily to greater expenses for repairs and maintenance as the Company has begun a comprehensive program to repair certain of its operating assets. Such program may result in slight increases to operating expenses over the next twelve months. The decrease in operating expenses as a percentage of revenues for the first nine months of 1998 is due to lower overall operating costs resulting from management's focus on the fundamentals of running restaurants, and to a reduction in 1998 insurance premium rates, particularly workmen's compensation insurance.

Selling Expenses
----------------

         Selling expenses decreased $.1 million (10.3%) to $1.3 million in the third quarter of 1998 from $1.4 million for the same period in 1997. For the nine months ended September 27, 1998, selling expenses decreased $.2 million (6.2%) to $3.8 million from $4.0 million in the comparable period of 1997. As a percentage of revenues, such expenses decreased to 3.0% in the third quarter of 1998 from 3.4% for the same period in 1997, and to 3.2% for the nine-month period ended September 27, 1998 from 3.6% for the comparable period of 1997. This decrease in both periods is primarily due to a reduction in the amount of food and beverages discounted to customers. Although discounting is one of the Company's primary forms of word-of-mouth advertising, increased staff training and education have avoided overuse of this program. Additional decreases during the first nine months of 1998 are due to an increased use of lower cost local restaurant marketing promotions as compared to more expensive Company wide promotions that utilize extensive radio and print media. As Company wide promotions implemented at the end of the third quarter continued into the fourth quarter of 1998, management anticipates an increase to selling expenses as a percentage of revenues during the fourth quarter of 1998.

General and Administrative ("G&A")
---------------------------------

         G&A expense increased $.8 million (48.7%) to $2.6 million in the third quarter of 1998 from $1.8 million in the third quarter of 1997, and increased $2.3 million (42.0%) to $7.8 million for the nine-month period ending September 27, 1998 from $5.5 million for the comparable period in 1997. As a percentage of revenues, such expenses increased to 6.4% in the third quarter of 1998 from 4.4% for the same period of 1997, and to 6.5% for the nine months ended September 27, 1998 from 4.9% for the comparable period of 1997. Due to the Company's reduced expansion plans, less G&A costs have been allocated to the Company's development program resulting in an increase to G&A expense for both periods. Additionally, the Company incurred increased spending during 1998 related to its best practices initiative, additional personnel in the training, accounting, human resources and information systems departments, and costs associated with attaining Year 2000 compliance (see "Year 2000").

Depreciation and Amortization ("D&A")
------------------------------------

         D&A, including amortization of preopening expense, decreased $.9 million (27.5%) to $2.4 million for the third quarter of 1998 from $3.3 million in the third quarter of 1997, and decreased $.4 million (5.2%) to $8.3 million for the nine-month period ending September 27, 1998 from $8.7 million for the comparable period in 1997. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than preopening costs, was 5.0% for the third quarter of 1998 as compared to 4.9% in the comparable period of 1997, and 5.4% for the nine-month period ending September 27, 1998 as compared to 5.0% in the comparable period of 1997. Preopening expense amortization was 0.8% as a percentage of revenues for the third quarter of 1998 as compared to 3.1% in the comparable period of 1997, and 1.5% for the nine-month period ending September 27, 1998 as compared to 2.9% for the comparable period of 1997.

         The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to a decrease in AWS for the Rock Bottom Restaurant & Brewery restaurants, greater depreciation expense for the Old Chicago restaurants resulting from a significant investment for restaurant remodels over the last 12 months, and increased depreciation expense associated with a greater number of corporate assets. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or Rock Bottom Restaurant & Brewery) opened in any given period. During the three and nine-month periods ended September 27, 1998, preopening expense was being amortized for fewer restaurants than in the comparable periods of 1997.

Other Operating Expenses (Income)
--------------------------------

         Other operating expenses (income) for the first nine months of 1998 consist primarily of severance payments made to employees during the first quarter of 1998 in connection with restaurants closed during this period. Such costs were offset by income of approximately $14,000 and $177,000 during the second and third quarters of 1998, respectively, related to a lease settlement agreement and a change in estimate for exit costs for the restaurants closed in Gladstone, Missouri and Houston, Texas, respectively.

Equity in Joint Venture Earnings
--------------------------------

         Equity in joint venture earnings represents the Company's 50% equity interest in net after-tax earnings of Trolley. The increase in both periods is due to an increase in Trolley's revenues as the total number of restaurants operated by Trolley increased from five restaurants during the nine months ended September 28, 1997 to eight restaurants during the nine months ended September 27, 1998. The Company expects to close on an agreement during the fourth quarter of 1998 to sell its investment in Trolley back to Trolley .

Interest Expense / Interest Income
----------------------------------

         Interest expense for the third quarter of 1998 increased $73,718 from the third quarter of 1998 to $554,008, and for the first nine months of 1998 increased $744,541 to $1.9 million from the comparable period of 1997. Additionally, interest expense of approximately $75,000 and $186,000 was capitalized to construction costs in the three and nine-month periods ended September 27, 1998, respectively. The increase in interest expense in both periods is primarily attributable to an increase in the average balance outstanding under the Company's revolving line of credit from $16.4 million in the first nine months of 1997 to $27.0 million in the first nine months of 1998.

Liquidity and Capital Resources
-------------------------------

         The Company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The Company has financed its expansion over the last four years principally through cash flow from operations, proceeds from public offerings, borrowings on long-term debt and capital lease obligations. As is common in the restaurant industry, the Company has generally operated with negative working capital. The following table presents a summary of the Company's cash flows for the nine months ended September 27, 1998, and September 28, 1997:



                                                                             Nine Months Ended
                                                                    ------------------------------------
                                                                          1998               1997
                                                                    ------------------------------------
           Net cash provided by operating activities                  $  10,751,616       $ 11,289,576
           Net cash used in investing activities                        (12,094,245)       (25,903,689)
           Net cash provided by financing activities                        419,774         15,126,829
           (Decrease) increase in cash and cash equivalents                (922,855)           512,716
           Cash and cash equivalents, end of period                         699,682            512,716


         Net cash used in investing activities during the first nine months of 1998 and 1997 included net capital expenditures of $12.1 million and $25.9 million, respectively. This decrease is due to a reduction in the Company's expansion program. During the first nine months of 1997, the Company opened seven Rock Bottom Restaurant & Brewery restaurants and seven Old Chicago restaurants as compared to three brewery restaurant openings in the first nine months of 1998.

         Although the Company has historically leased its facilities, it has also purchased undeveloped land in some instances to construct brewery restaurants utilizing its design prototype. Management's intention for these locations is to recover a significant amount of its investment in land and construction costs through a sale-leaseback transaction. The Company constructed locations for two brewery restaurants in 1997 in Englewood, Colorado and Des Moines, Iowa, and is constructing two additional brewery restaurants in Warrenville, Illinois and Phoenix, Arizona. Sale-leaseback transactions were completed in September 1997 for Englewood and in March 1998 for Des Moines, with proceeds from each transaction included in investing activities in the respective accompanying condensed consolidated cash flow statements. Management estimates that the cash investment to construct and open a brewery restaurant prototype during 1998, assuming completion of a sale-leaseback transaction, will be approximately $1.7 million to $2.0 million, as compared to the estimated $2.6 to $3.0 million to construct and open a brewery restaurant converted from an existing property. There can be no assurance, however, that suitable locations for prototype brewery restaurants will be identified, that sale-leaseback transactions can be entered into on acceptable terms, or that the costs of acquiring sites and opening new restaurants will not increase in the future.

         Net cash provided by financing activities decreased during the first nine months of 1998 primarily due to lower net borrowings under the revolving line of credit. As capital expenditures for 1998 are significantly less than 1997 due to the Company's reduced expansion program, the need for increased long-term borrowings has also been reduced. Additionally, as restaurant openings during 1998 have occurred throughout the year, a larger portion of the related capital expenditures have been financed from cash flow instead of increased borrowings under the Company's revolving line of credit. Subsequent to September 27, 1998, the Company assigned its rights under the lease for the Fresno, California restaurant and sold substantially all assets related to this property for approximately $2.1 million. Proceeds were used to repay a portion of the revolving line of credit. The Company also expects to use the net proceeds from the sale of its investment in Trolley to repay a portion of the revolving line of credit. The Company receives trade credit based upon negotiated terms in purchasing food and supplies, and does not have significant receivables or inventory.

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

         The Company believes that its existing cash balances, cash flow generated from operations and funds available under the revolving line of credit will be sufficient to satisfy its currently anticipated cash needs through fiscal 1999. However, results of operations could be negatively affected by changes in consumer tastes, national, regional or local economic conditions, weather conditions, demographic trends and traffic patterns, and increased interest expense, among other factors. In the event the impact of such factors is significant, the Company may require additional sources of external financing. Additionally, as the revolving line of credit expires in July 1999, the Company may seek additional sources of debt or equity capital for its continuing expansion. There can be no assurance that such funds will be available on favorable terms, if at all.

Year 2000 Compliance
--------------------

         The Year 2000 will have an impact on the abilities of certain computer systems to accurately process information. This impact is a result of computer programs being written using two digits rather than four to define the applicable year, therefore time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000.

         During 1997, the Company began a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. As the Company's information technology (IT) systems primarily consist of either third-party software programs purchased by the Company or use of outside vendors to process financial information, the Company is relying on the abilities of these third parties to attain Year 2000 compliance with their systems. The Company has obtained representation of Year 2000 compliance from vendors for approximately 40% of these systems, including the accounting and point-of-sale systems. For the remaining 60% of the IT systems, the Company anticipates that it will either receive representation from such vendors that the systems are Year 2000 compliant, upgrade or modify the systems with Year 2000 compatible programs, or seek replacement systems. The Company is currently in the process of evaluating its various options for its non-compliant Year 2000 IT systems, and expects to complete such evaluation by the first quarter of 1999. The Company believes it has identified its mission-critical systems, and has either received representation from vendors that such systems are Year 2000 compliant, or is taking the appropriate action necessary to achieve Year 2000 compliance. Additionally, the Company has completed its assessment and remediation for all office computer hardware in the restaurants and the corporate office.

         The Company has also begun an investigation and assessment of its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, elevators, etc.), and of the Year 2000 readiness of its critical suppliers. For non-IT systems, the Company expects to complete the assessment by the second quarter of 1999, and then make a determination as to the process for testing, verifying and remedying any non-compliant systems. To assess the readiness of its suppliers, the Company is in the process of sending informational questionnaires to critical vendors, and will review responses to obtain assurance that such vendors have achieved Year 2000 readiness, or have developed plans to do so. To the extent that these vendors are unable to provide sufficient evidence of Year 2000 compliance by the first quarter of 1999, the Company will seek to obtain replacement vendors.

          Costs incurred to date related to Year 2000 compliance have not had a material impact on the Company's financial condition or results of operations. Management does not have an estimate for future costs that may be incurred to achieve Year 2000 compliance. Management expects, but makes no assurance, that future Year 2000 costs will not have a material adverse effect on the Company's financial condition or results of operations. Such expectation does not consider any costs that may be incurred by the Company for failure of third-party software vendors, suppliers, or other third parties, including providers of public utilities or services, to achieve Year 2000 compliance in a timely manner.

         Although certain systems have been identified that can be remedied with manual processes, a comprehensive contingency plan has not yet been formulated in the event that non-compliant IT and non-IT systems (or their replacements), critical suppliers or other third parties do not become Year 2000 compliant. The Company plans to formulate a contingency plan during the first and second quarters of 1999 to address the possibility that its non-compliant IT and non-IT systems may not achieve Year 2000 compliance, and anticipates that such steps will mitigate the risk of business interruption. There can be no assurance that such contingency plan will eliminate all risks of business interruption. Additionally, the Company is unable to predict with certainty whether the consequences associated with the failure of its suppliers, third-party software vendors, or other third parties to achieve Year 2000 readiness will have a material adverse impact on its financial condition, results of operations or liquidity.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                   Number           Description of Exhibit
                   -----            ----------------------
                    10              Third  Amendment to Loan  Agreement for
                                    $40,000,000  Revolving  Line of Credit
                                    from Norwest Bank Colorado,  National
                                    Association,  First Security Bank,  N.A.,
                                    U.S.Bank and Suntrust Bank, Central Florida,
                                    N.A. to Rock Bottom Restaurants, Inc.,
                                    dated June 29, 1998.

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


                                              ROCK BOTTOM RESTAURANTS, INC.
                                              (Registrant)



November 11, 1998                             By:  /s/ WILLIAM S. HOPPE
                                                 ----------------------
                                                   William S. Hoppe
                                                   Chief Financial Officer and
                                                   Executive Vice President
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
----------        -----------

    10 Third Amendment to Loan Agreement for $40,000,000 Revolving Line of Credit from Norwest Bank Colorado, National Association, First Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A. to Rock Bottom Restaurants, Inc., dated June 29, 1998.

     27           Financial Data Schedule