Form 10-K
period 1998-12-27
ROCK BOTTOM RESTAURANTS INC
filed 1999-03-29
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

          X           ANNUAL REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 27, 1998

                                       OR

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

         At March 26, 1999, 8,045,796 shares of common stock were outstanding.

         At March 26, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $49,230,000.


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


                                     PART I

ITEM 1:  Business

General

         Rock Bottom Restaurants, Inc. was incorporated in April 1994 and currently operates 23 brewery restaurants and 39 Old Chicago(R) restaurants in 17 states and the District of Columbia. The company's brewery restaurants operate under the names Rock Bottom Restaurant & BrewerySM (17 restaurants), Walnut Brewery (two restaurants) and ChopHouse & Brewery (three restaurants). During 1998, the company opened four brewery restaurants and closed three Old Chicago restaurants and three brewery restaurants for a net decrease of two restaurants (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview"). All of the company's restaurants are casual dining restaurants that feature high quality, moderately priced food and a distinctive selection of microbrewed and specialty beers. Two of the company's brewery restaurants also operate Sing Sing nightclubs, which emphasize comedy shows performed by dueling pianists.

         The company also owned an indirect 50% equity interest in Trolley Barn Brewery, Inc. which it sold during the fourth quarter of 1998 (see "Business -- Trolley Barn"). As of the date of sale, Trolley Barn operated nine restaurants in the southeastern United States.

         On March 18, 1999, the company entered into an Agreement and Plan of Merger with RB Capital, Inc., a newly formed corporation organized by the company's Chairman of the Board, President and Chief Executive Officer, and RBR Acquisition Corp., a wholly-owned subsidiary of RB Capital, whereby RB Capital, through RBR Acquisition, will acquire the company in a cash merger with the company as the surviving corporation. The proposed merger requires approval by the holders of a majority of all outstanding shares of the company, and is expected to be voted upon by the company's stockholders at a special meeting anticipated be held during the third quarter of 1999. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Brewery Restaurants

         Design and Layout. The company's brewery restaurants generally range in size from 7,400 to 11,500 square feet and are designed to create a dramatic visual impact on their customers. Each restaurant features warm lighting, high ceilings and wood-finished interiors complemented by an array of stainless steel brewing tanks and equipment. The on-premises brewing equipment, which consists of strategically placed rows of stainless steel fermenting tanks and serving vessels, is an integral aspect of the restaurant's design and enhances the overall visual impact. Television sets throughout the bar area allow customers to watch sporting and other special events.

         The dining and bar areas are spacious and the kitchens feature partial or complete exhibition style cooking. Total seats in the restaurants' dining and bar areas generally range between 200 and 375 and the layout is flexible, permitting tables to be rearranged to accommodate customer demand. To complement the overall design and dining experience, restaurants in nearly all locations provide live music, outdoor patio seating or separate billiards areas.

         Menu and Pricing. The brewery restaurant menu typically includes approximately 45 bistro style items consisting of appetizers, soups, meal-sized salads, and other offerings featuring meat, fish, pastas and regional cuisine as well as a range of desserts. In addition, the menu is supplemented by daily specials that are created at the discretion of each culinary trained chef. The daily specials typically include a pasta or meat dish, and a fresh fish entree. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees typically range in price from $7.95 to $19.95 with most entrees priced below $10.00. Management analyzes menu items for popularity and profitability and often adapts new items to local market preferences.

         Hand-crafted Beer. All brewery restaurants feature hand-crafted beer brewed on-premises by each restaurant's head brewer, as well as a wide selection of quality wines and a full range of cocktails. Each restaurant offers five to seven different types of hand-crafted beer ranging from a light golden ale to a full bodied stout, as well as cask-conditioned or other limited production seasonal beers, such as Rocktoberfest Bier and Firechief Ale. The company has received several local and national awards for its beers, including a silver medal for its Devil's Back Stout (Oatmeal Stout category) in 1998 at the Great American Beer FestivalSM. Many of the restaurants' recipes are created to complement the various hand-crafted beers. For example, signature items such as asiago cheese dip, alder smoked salmon and stout cheesecake were developed to increase their compatibility with beer. The hand-crafted beer selection ranges in price from $3.25 to $3.75 per pint, or $4.25 to $5.95 for a sampler which includes one four ounce taster of each beer brewed at the restaurant.

         Customers. The company believes its brewery restaurants appeal to a wide range of customers and draw their clientele from throughout the metropolitan area in which each restaurant is located. Each restaurant generally is open seven days a week from 11:00 a.m. and typically remains active across the lunch, happy hour, dinner and late-night time periods.

         Sales and Marketing. The company strives to provide its customers with dining experiences that encourage repeat business, and has historically relied on word of mouth advertising and local restaurant marketing and promotions to attract new customers. To supplement these marketing efforts, the company sells a selection of Rock Bottom Restaurant & Brewery, Walnut Brewery and ChopHouse & Brewery merchandise including T-shirts, sweatshirts, hats and other items bearing the restaurant's name and logo as well as the names of certain of the restaurants' more popular hand-crafted beers. The restaurants also support charitable and civic organizations and utilize a limited amount of targeted print advertising, cable television and radio.

     Site Selection and Location. The company currently operates 23 brewery restaurants in 17 states and the District of Columbia, four of which opened during 1998, and one of which opened during the first quarter of 1999. The company seeks to locate its brewery restaurants in visible, high-traffic sites in metropolitan or suburban areas that are recognized as established restaurant, theater, sporting and shopping destination locations. Sixteen of the company's restaurants are located near pedestrian malls, theaters, convention centers, sports arenas, or downtown shopping areas. The other seven restaurants are located in destination restaurant and bar or shopping districts in Campbell and Irvine, California; Englewood, Colorado; Des Moines, Iowa; Warrenville, Illinois; Bellevue, Washington (opened March, 1999) and Addison, Texas. Three of the company's restaurants located in Denver, Colorado, Washington D.C. and Cleveland, Ohio operate under the names "Denver ChopHouse & BreweryTM",
"District ChopHouse & Brewery" and "Cleveland ChopHouse & BreweryTM", respectively, while brewery restaurants in Boulder and Englewood, Colorado operate under the name "Walnut Brewery". During the first quarter of 1998, the company closed restaurants located in Houston, Texas and Overland Park, Kansas, and during the third quarter of 1998, closed a restaurant located in Fresno, California. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations - Overview".
         Restaurant Economics. During 1998, the 18 brewery restaurants operating for the entire fiscal year generated average revenues of approximately $4.2 million, with per restaurant revenues ranging from $2.2 million to more than $7.0 million, and average earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $883,000 (21.0% of average revenues). Additionally, the average cash investment for the four restaurants opened in 1998 totaled $2.4 million for leasehold improvements, furniture, fixtures, restaurant and brewing equipment and pre-opening costs (see "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). These restaurant economics may not be maintained in the future.


Old Chicago Restaurants


         Design and Layout. Old Chicago restaurants typically range in size from 5,000 to 8,500 square feet. Each restaurant is decorated to create a familiar and neighborly atmosphere for customers that is unique to the locations they serve, and is designed to separate the dining area from the bar area in an effort to make all customers feel comfortable and welcome. The restaurants feature a variety of Chicago memorabilia, a prominent display of rows of a variety of bottled beers, a long row of colorful tap handles for draught beer, and televisions placed strategically throughout the restaurant for viewing sporting or other special events. The table layout at each restaurant is flexible to accommodate groups and special seating requests, with total seats in the dining and bar areas generally ranging from 180 to 340. Certain restaurants also feature outdoor patio seating and a limited number of pool tables.

         Menu and Pricing. The menu at Old Chicago restaurants is designed to appeal to a variety of tastes and budgets and features more than 50 items, including the company's signature Chicago-style deep dish pizza, thin-crust pizza, appetizers, pastas, burgers, sandwiches, large salads, and several desserts. Menu items are prepared daily with high-quality, fresh ingredients from original recipes. Pizza is a featured section in the menu allowing customers to build their own by choosing from a selection of 36 different toppings, or to sample one of the specialty pizza combinations that include such non-traditional toppings as artichokes, black beans, barbecued chicken, shrimp or marinated sirloin steak. All new menu items and pizza combinations are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability. Entrees typically range in price from $5.49 for a hamburger to $18.99 for the most expensive specialty pizza that serves four.

         Wide Beer Selection. Old Chicago restaurants provide a selection of 110 or more imported, domestic and microbrewed beers. Bottled beers are prominently displayed in rows behind the bar along with an array of dozens of colorful tap handles for draught beer. Beer selectors at Old Chicago restaurants change the beer selection on a regular basis, and strive to be the first in their area to offer newly introduced or hard to find beer selections. The beer selection in each restaurant generally ranges in price from $2.25 for a domestic draught beer to $3.95 for a microbrewed or imported beer.

         Customers. Old Chicago restaurants appeal to a wide variety of customers, including regulars who frequent the restaurants several times a week and those who visit for the fun and congenial atmosphere, as well as for the frequent special events. Old Chicago restaurants are generally open seven days a week from 11:00 a.m. and typically remain active across the lunch, happy hour, dinner and late-night time periods.

         Sales and Marketing. The company's sales and marketing strategy for the Old Chicago restaurants emphasizes promotions to encourage repeat visits by patrons. One of the restaurants' most effective promotions has been the World Beer TourSM, established in 1984, which encourages exploration over time of 110 different brands of beer available at each Old Chicago restaurant. Patrons who sample, over the course of several visits, 110 beers are eligible for food and bar discounts and prizes along the way and are then inducted into the Hall of FoamSM with their names listed on a large plaque displayed near the bar. Other promotions are designed to promote civic and charitable events in each restaurant's local community and include such local restaurant marketing programs as Rolling Stoves and Pizza PalzSM. The company also uses extensive print advertising, and radio advertising to the extent a market is media efficient, for certain seasonal promotional events.

         Site Selection and Location. The company currently operates 39 Old Chicago restaurants, 33 of which are located in various cities throughout Colorado, Minnesota, Kansas, Oregon, Nebraska and Idaho, and one each in Addison, Texas; Madison, Wisconsin; Columbia, Missouri; Bettendorf, Iowa; Tucson, Arizona and Rockford, Illinois. In connection with the company's reduced expansion plans, no new Old Chicago restaurants were opened during 1998 (see "Business - Expansion Strategy"). The Old Chicago concept is flexible and adaptable to a variety of markets and demographics primarily because the design and decor of each site is tailored to the specific location, thereby enhancing its neighborhood appeal. Old Chicago restaurants have been successful in downtown and suburban locations, in metropolitan areas and in smaller cities and towns. During the first quarter of 1998, the company closed the Old Chicago restaurants located in Gladstone, Missouri and Evergreen, Colorado, and during the third quarter of 1998 closed an additional Old Chicago restaurant located in Salem, Oregon (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview").

         Restaurant Economics. During 1998, the Old Chicago restaurants operating for the entire fiscal year generated average revenues of approximately $1.9 million, with per restaurant revenues ranging from $1.3 million to $2.5 million, and average EBITDA of approximately $305,000 (16.1% of average revenues). These restaurant economics may not be maintained in the future.

Trolley Barn

         During 1996, the company acquired an indirect 50% equity interest in Trolley Barn in exchange for 452,073 shares of common stock. Trolley Barn operates nine casual dining restaurants throughout the southeastern United States, including four under the name Big River Grille & Brewing Works(TM) and two under the name Rock Bottom Restaurant & Brewery. During November 1998, the company executed an agreement with Trolley Barn to sell the company's indirect 50% interest for cash of $7.0 million. In connection therewith, the company was released from its guarantee of Trolley Barn's debt, and Trolley Barn's rights to develop restaurants throughout the southeastern United States under the Rock Bottom Restaurant & Brewery and Old Chicago names were terminated. However, the company granted certain rights to Trolley Barn so that it can continue to use certain of the company's licensed trademarks and tradenames for two of Trolley Barn's existing restaurants located in Atlanta, Georgia and Charlotte, North Carolina for a specified period of time. These trademarks and tradenames include Rock Bottom Restaurant & Brewery and Sing Sing. See Note 5 of Notes to Consolidated Financial Statements. Proceeds from this transaction were used to pay down the company's credit facility.

Development Strategy

         From January 1995 through March 1999, the company opened 49 restaurants, including 28 Old Chicago restaurants and 21 brewery restaurants. During 1998, the company closed three Old Chicago restaurants and three brewery restaurants opened previously (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"), and as of March 26, 1999, the company operated 39 Old Chicago restaurants and 23 brewery restaurants.

         During  July  1997,  the  company  announced  a plan to reduce its 1998 restaurant expansion by opening fewer brewery restaurants than in previous years, and opening no new Old Chicago restaurants. This strategy allowed the company to focus on opening a fewer number of total restaurants during 1998, place greater emphasis on improving the quality and standards of its management training program, and address sales and profits concerns in certain restaurants, particularly the Old Chicago restaurants. Management believes the company benefited from this strategy as indicated by the improved operating performance for the Old Chicago restaurants during 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1998 Compared to Fiscal 1997").

         During 1999, the company anticipates opening four brewery restaurants and resuming expansion for the Old Chicago concept with two new restaurants. Such expansion will focus on building out existing markets for both concepts, and entering Arizona with a suburban brewery restaurant. New restaurant locations currently planned for 1999 and the estimated opening dates are as follows:

                        1999 Planned Restaurant Openings

      Location                                  Estimated Opening Date
      --------                                  ----------------------
      Rock Bottom Restaurant & Brewery:
         Bellevue, WA (a)                        Opened March 8, 1999
         Phoenix, AZ (a)                         April 1999
         San Diego, CA (b)                       July 1999
         Arlington, VA                           August 1999

      Old Chicago:
         Omaha, NE                               July 1999
         Wheatridge, CO                          August 1999

         (a) The company planned to open both restaurants during the third quarter of 1998, however, delays in the developers' construction timeline resulted in rescheduling these openings to 1999.
         (b) The company plans on opening an additional Sing Sing nightclub to be operated by this restaurant during the fourth quarter of 1999.

          The company expects to complete its expansion during the third quarter of 1999. Thereafter, since the brewery restaurant concept will undergo reduced expansion and a focus on quality and profitability, the company does not anticipate opening any new brewery restaurants until the third quarter of 2000. This strategy will provide greater management focus toward improving current systems and procedures, which procedures range from continued efforts to streamline kitchen labor as a result of the menu reengineering process to planning and developing sophisticated local restaurant marketing plans.

         The company is evaluating new markets for possible expansion in the future, and the brewery restaurant or Old Chicago restaurant concept may not be successful outside their historical markets where regional tastes and restaurant preferences may be different. In addition, the company has expanded the geographic location of its restaurants, and may not be able to operate profitable restaurants dispersed in a larger geographic area.

         The company's ability to open additional restaurants will depend upon a number of factors, including, among others, the employment and training of restaurant management, staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, acceptable leasing or financing terms, cost effective and timely construction of restaurants (which construction can be delayed due to, among other factors, labor disputes, delays from real estate developers, local zoning and licensing matters and weather conditions), securing of required governmental permits and approvals and the company's ability to generate funds from existing operations. The company may not be able to open its planned restaurants in a timely or cost effective manner, if at all.

Restaurant Operations and Management

         The company seeks to attract and retain high quality, experienced restaurant managers by providing them with responsibility and financial incentives. The management team of a typical restaurant consists of one general manager, up to four department heads (service, kitchen, bar and, if applicable, brewing) and up to four assistant managers. Each restaurant also has either an executive chef or professional kitchen manager and up to three assistant chefs or assistant kitchen managers. The company presently employs a senior vice president of operations for each restaurant division, five regional managers for the brewery restaurant division and seven regional managers for the Old Chicago division. The company provides financial incentives to general and regional managers based on certain performance measures including the profitability of the restaurant. Restaurant managers are also reviewed for compensation adjustments and promotions based on the advancement and growth of their subordinates, restaurant cleanliness and safety, involvement in the community and awareness of the market.

         The company strives to maintain quality and consistency at each of its restaurants by assisting its personnel in achieving higher levels of execution in service, food/beverage preparation, brewing quality assurance and facility maintenance. Through frequent sales meetings, department meetings, "brew-chats" and employee roundtable focus groups, the company involves each employee in the evaluation and improvement of restaurant operations. The company seeks to continually refine its performance measurement system in order to provide better feedback to its employees and to focus their attention on improving restaurant performance and profitability.

         The company devotes significant resources to management training and development. The company has established a team of full-time professionals to manage the recruitment and training of management personnel for the company's restaurants, including a vice president of training, a director of training and two recruiting managers. During the fourth quarter of 1998, the company established a program for training all new restaurant management for both concepts in restaurants designated solely as training restaurants. Two additional managers are responsible for coordinating such training. Management believes that this program increases a trainee's knowledge of their daily responsibilities and the company's expectations of performance, resulting in a more consistent execution of the concept and reduced employee turnover. All managers are also expected to complete a five-day management leadership course, and obtain certification from a nationally recognized agency with respect to food safety and sanitation.

         In addition, as the staff is a key factor in the company's operations, substantial resources are devoted to recruiting, hiring and training these individuals. Employees are selected for employment on the basis of congeniality and willingness to accept responsibility for fulfilling customer expectations. Employees are then trained to make broad based decisions at the customer level, thereby seeking to provide an exceptional dining experience and enhancing the friendly atmosphere of the company's restaurants. Currently, the company employs five training managers responsible for designing and implementing staff training programs such as "Train the Trainer," which ensures that trainers at each restaurant are communicating a correct and consistent message, and "Big Brother/Big Sister," which provides all new staff members with a designated individual for answering questions or providing assistance.

         The company also maintains an alcohol awareness training program for all restaurant-level company employees who interact with customers, which must be completed during the first 90 days of employment. The company employs 30 accredited trainers who educate and train company staff to serve alcohol responsibly.

Internal Controls

         The company maintains internal controls for each of its restaurants through use of centralized accounting and management information systems. Each restaurant has the ability to compile its sales and labor information on a daily basis through utilization of point-of-sale terminals. The brewery restaurants also have sophisticated computer payroll scheduling systems that allow management to more efficiently manage and control labor costs. During 1997, the company implemented a new accounting and financial reporting software package that has, among other things, provided the ability to integrate daily information generated by each restaurant's point-of-sale and labor scheduling systems with the central accounting system and to prepare more easily consolidated or other selected management reports. Cash receipts are controlled either through daily deposits of sales proceeds into the company's principal depository account, maintained in Colorado, or through daily deposits into centralized depository accounts maintained outside of Colorado. Deposits in out of state accounts are transferred two to three times a week into the Colorado depository account. Cash disbursements are controlled thorough centralized purchasing and processing of payables.

Brewing Operations

         The company's breweries are typically designed to produce between 1,600 and 3,000 barrels per year. Each system is custom designed to be integrated into the restaurant layout in the most efficient and aesthetic manner and emphasizes ease of control, use and flexibility. Each brewery restaurant employs a head brewer and in most cases one or more apprentice brewers. Quality control over the brewing process in all restaurants is performed by seven brewers, five of whom also serve as head brewers. The company also employs two directors of brewing operations responsible for designing and installing brewing systems in new restaurants and for developing and testing new beer recipes.

         All of the company's brewers strive to ensure that every batch of beer brewed is of high quality and consistent with prior batches. Beer is produced from malted barley, hops, yeast and water. Malted barley, the main ingredient of beer, is produced when barley is moistened, allowed to germinate and then dried. The malted barley is then crushed and mixed with hot water and strained, producing a clear amber liquid called wort. Wort is boiled in brew tubs and hops are added which add bitterness and flavor to the brew. The mixture is then strained and placed in a tank where yeast is added and the beer is allowed to ferment. When the fermentation process produces the desired result, the beer is then transferred to aging tanks where the flavor is developed. The brewing process from the conversion of raw materials to the serving of beer is typically completed in seven to 14 days, depending on the type of beer being brewed.

Purchasing Operations

         The company's management negotiates directly with suppliers for key food and beverage products to assure uniform quality and freshness of products in its restaurants and to obtain competitive prices. These products and certain supplies used by the company's restaurants are purchased from specified food producers, independent wholesale distributors and manufacturers. Food and beverage products and supplies are shipped directly to the restaurants, as the company does not maintain a central product warehouse. The company has not experienced any significant delays in receiving restaurant products, supplies or equipment.

         During the second quarter of 1998, the company began a process to re-bid its single largest food supplier contract, and in December 1998 awarded this contract to Distributor Marketing Alliance, Inc. ("DMA"). The change in suppliers is expected to streamline the number of distribution warehouses thereby reducing freight costs, and improve overall menu quality through greater adherence to the company's purchasing specifications and guidelines. The agreement with this supplier is terminable within 30 days' notice by either party, and the company believes that food and beverage products are readily available from alternate suppliers. Prior to December 1998, the company's single largest food supplier, Nobel Sysco, Inc., accounted for approximately 81% of food and certain supplies purchased in 1998 by the company.

Competition

          The restaurant industry is intensely competitive. The brewery restaurants compete with other casual dining restaurants, brewpubs and other restaurants primarily on the basis of service, atmosphere and quality, among other factors. Old Chicago restaurants compete with other casual dining restaurants and with local, neighborhood taverns on the basis of the price-value relationship, service, location, quality, beer selection and atmosphere, among other factors. Many competitors for both of the company's concepts are well established and have substantially greater financial and other resources than the company.

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

         Alcoholic Beverage Regulation. Each of the company's restaurants is subject to licensing and regulation by a number of governmental authorities. The company operates its brewery restaurants in compliance with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of the Treasury, as well as the licensing requirements of states where its restaurants are located. Alcoholic beverage control regulations require each of the company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license and permit to brew and/or sell alcoholic beverages on premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and brewing, and handling, storage and dispensing of alcoholic beverages. The company believes it has all material regulatory permits and licenses necessary to operate its restaurants. The company's failure to comply with federal, state or local regulations could cause the company's licenses to be revoked and force it to cease the brewing and/or sale of alcoholic beverages at its restaurants. In addition, changes in legislation, regulations or administrative interpretation of liquor laws after the opening of restaurants in a jurisdiction may prevent or hinder the company's expansion or operations in that jurisdiction. The failure to receive or retain, or delay in obtaining, a liquor or brewpub license in a particular location could adversely affect the company's ability to obtain such a license elsewhere.

         Certain states have restrictions on the number of barrels of beer that can be brewed annually by a brewpub. These various state liquor laws are continually changing, and the company may be hindered or prohibited from opening brewery restaurants in certain markets. The company does not believe that federal or state liquor laws will have a material adverse effect on the opening or operation of the brewery restaurants planned for 1999.

         The United States federal government currently imposes an excise tax of $18 per barrel on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11 per barrel on its first 60,000 barrels produced annually. In 1998, the company was able to take advantage of a $335,291 credit from the production of 30,481 barrels pursuant to this exemption. The company is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which also are subject to change. It is possible that excise taxes will be increased by both the federal government and a number of the states. Increased excise taxes on alcoholic beverages have been considered by the U.S. Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation. Certain states also have special taxes on the sale or production of alcoholic beverages. Increases in taxes on malt beverages, if enacted, could have a material adverse effect on the company.

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

Employees

         As of December 27, 1998, the company had 4,766 employees, of which 106 served in administrative capacities (including home office, administrative and executive personnel), 362 served as restaurant management personnel, and the remainder of whom were hourly personnel. No employee is covered by a collective bargaining agreement, and the company has never experienced an organized work stoppage, strike or labor dispute. The company believes its working conditions and compensation are competitive with those offered by its competitors and considers relations with its employees to be excellent.

Intellectual Property

         The company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Old Chicago, Rock Bottom Restaurant & Brewery, World Beer Tour, Hall of Foam, Pizza Palz, You've Hit Rock Bottom, and the Old Chicago Fresh Pasta & Pizza design. The company also owns a number of trademarks and service marks registered in certain states including the "Denver ChopHouse & BreweryTM" in Colorado and the "Cleveland ChopHouse & BreweryTM" in Ohio. The company regards its Old Chicago and Rock Bottom Restaurant & Brewery and other marks as having substantial value and as being an important factor in the marketing of its Old Chicago restaurants and brewery restaurants. The company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks. The company is aware, however, of a use by an unaffiliated third party of the name Old Chicago in California which could limit the ability of the company to use its Old Chicago mark in parts of the California market, and of a use by an unaffiliated third party of the name Rock Bottom in New Hampshire and Nebraska which could limit the ability of the company to use its Rock Bottom Restaurant & Brewery mark in parts of New Hampshire and Nebraska.

ITEM 2:  Properties

         As of December 27, 1998, the company operated 61 restaurants, including 22 brewery restaurants and 39 Old Chicago restaurants. The following table sets forth the locations of these restaurants. See "Business-Expansion Strategy" for a discussion of planned restaurant openings in 1999:

                               Existing Restaurant Locations as of December 27, 1998

                                  Brewery Restaurants        Old Chicago
                                                             Restaurants               Total
           Arizona                          -                      1                     1
           California                       4                      -                     4
           Colorado                         4                     16                    20
           District of Columbia             1                      -                     1
           Idaho                            -                      2                     2
           Illinois                         2                      1                     3
           Indiana                          1                      -                     1
           Iowa                             1                      1                     2
           Kansas                           -                      3                     3
           Maryland                         1                      -                     1
           Minnesota                        1                      7                     8
           Missouri                         -                      1                     1
           Nebraska                         -                      3                     3
           Ohio                             3                      -                     3
           Oregon                           1                      2                     3
           Texas                            1                      1                     2
           Washington                       1                      -                     1
           Wisconsin                        1                      1                     2
                                           --                     --                    --
             Total restaurants             22                     39                    61
                                           ==                     ==                    ==

           The company owns the furnishings, fixtures and equipment in each of its restaurants. Generally, each building lease entered into by the company is conditioned upon the ability of the company to obtain the permits and licenses necessary to operate the restaurant identified for such site. Existing restaurant building leases have expiration dates ranging from July 1999 to January 2038 (excluding existing renewal options). The company does not anticipate any difficulties in renewing its existing leases as they expire; however, the company may not be able to renew such leases. See Note 11 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rentals paid by the company for recent periods and information regarding the company's obligation to pay minimum rentals in future years.

         The company owns the land and building for Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado; Addison, Texas and Salem, Oregon, and for Rock Bottom Restaurant & Brewery restaurants located in Chicago, Illinois; Addison; Texas, Warrenville, Illinois, and Phoenix, Arizona (opening April 1999). The property owned in Chicago is encumbered by a long-term mortgage (see Note 7 of Notes to Consolidated Financial Statements). The company also leases approximately 23,000 square feet of office space in Louisville, Colorado. Subsequent to December 27, 1998, the company entered into negotiations to sell the land and building located in Colorado, Oregon and Warrenville, Illinois. All transactions, except for the sale of the Old Chicago restaurant in Oregon, would involve the company executing long-term lease agreements simultaneous with the closing of each transaction (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 3:  Legal Proceedings

         The company is a party to certain legal proceedings arising in the ordinary course of its business. Management believes that any resulting liability, individually or in the aggregate, will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

         Additionally, on February 2, 1999, an action was brought in the District Court, County of Denver, State of Colorado, entitled Wohlman v. Day, et. al., as a class action on behalf of the public shareholders of the company against the company's directors individually and the company. The plaintiffs alleged, among other things, a breach of fiduciary duties in connection with the proposed transactions between the company and RB Capital and sought to enjoin any such transaction. In addition to injuctive relief, the action sought damages in an unspecified amount. The company has reached an agreement in principle with the plaintiffs in the case, and anticipates that any settlement of this class litigation will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II

ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters

         The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices per share of the company's common stock, as reported on The Nasdaq Stock Market SM. The last sale price of the company's common stock on March 26, 1999, was $8.75 per share.


                                                        High          Low


1997
         First quarter                                $ 12.00       $ 8.63
         Second quarter                                 12.00         9.25
         Third quarter                                  10.00         7.25
         Fourth quarter                                 11.75         5.75
1998
         First quarter                                 $ 6.63       $ 5.06
         Second quarter                                  7.56         5.50
         Third quarter                                   6.88         4.63
         Fourth quarter                                  6.50         4.88

         As of March 26, 1999, there were 250 record holders of common stock, although the company believes that the number of beneficial owners of its common stock is substantially greater.

         The company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends.

ITEM 6:  Selected Financial Data

         The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 27, 1998, are derived from the Consolidated Financial Statements of the company, which have been audited by Arthur Andersen LLP, independent accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                              Years Ended

                                               December 25,     December 31,    December 29,    December 28,     December 27,
                                                 1994              1995           1996             1997             1998
                                               --------          --------       --------         --------        ---------
                                                                  (In thousands, except per share data)
Income Statement Data:
Revenues:
 Old Chicago restaurants                        $22,201           $40,499        $58,328          $ 73,117       $   74,131
 Brewery restaurants                             16,652            33,465         50,902            77,131           85,971
                                                -------           -------        -------           -------          -------
         Total revenues                          38,853            73,964        109,230           150,248          160,102
                                                -------           -------        -------           -------          -------

Operating Expenses:
  Cost of sales                                   9,785            18,509         27,100            37,672           40,625
  Restaurant salaries and benefits               12,727            24,739         35,552            51,086           53,632
  Operating expenses                              8,044            15,135         23,529            30,627           31,906
  Selling expenses                                1,272             2,855          4,272             5,773            5,099
  General and administrative                      2,468             4,577          5,620             9,073            9,818
  Depreciation and amortization                   1,325             4,200          7,802            12,136            8,615
  Start-up costs (1)                               --                --             --                --              1,809
  Restructuring charges and other, net             --                --             --               9,707             (138)
                                                -------           -------        -------           -------          -------
         Total operating expenses                35,621            70,015        103,875           156,074          151,366
                                                -------           -------        -------           -------          -------
Income (Loss) From Operations                     3,232             3,949          5,355            (5,826)           8,736
  Equity in joint venture earnings                   --                --            223               330              688
  Gain on sale of investment in joint venture        --                --             --                --              728
  Interest income (expense), net                   (106)              831            (74)           (1,763)          (2,378)
  Other income (expense), net                         8                40             (1)               --               --
                                                -------           -------        -------           -------          -------
Income (Loss) Before Taxes                        3,134             4,820          5,503            (7,259)           7,774
Income (Loss) Before Cumulative Effect
   of Accounting Change (1)                       1,924             3,270          4,025            (4,691)           5,248
Net Income (Loss) (1) (2)                      $  1,924          $  3,270       $  4,025        $   (4,691)        $  3,998
                                                =======           =======        =======           =======         =======

Diluted Net Income (Loss) Per Share:
  Income (loss) before cumulative effect of
    accounting change                         $     .47          $    .45       $    .52         $    (.58)         $  0.65
  Cumulative effect of accounting change             --                --             --                --            (0.15)
                                                -------           -------        -------           -------           ------
Diluted Net Income (Loss) per Share           $     .47         $     .45      $     .52         $    (.58)       $     .50
                                                =======           =======        =======           =======           ======
Diluted Weighted Average
    Shares Outstanding (3)                        4,072             7,264          7,725             8,027            8,056
                                                =======           =======        =======           =======           ======

Balance Sheet Data (at end of period):
  Working capital (deficit)                   $   1,113         $   9,335      $    (732)        $  (5,567)       $ (26,747)
  Total assets                                   26,359            64,169         84,948           107,413          102,497
  Long-term debt (including current
    portion)                                        706               641         11,564            28,940           21,425
  Obligations under capital leases
    (including current portion)                   1,794             1,667          1,372             2,079            2,481
  Stockholders' equity                           17,924            55,341         65,337            61,219           65,423

(1) The company adopted Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities" effective December 29, 1997. Adoption of this standard resulted in a charge of approximately $1.3 million, net of taxes, for the cumulative effect of an accounting change. See
         "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 2 of Notes to Consolidated Financial Statements.

(2) The company was taxed as an S corporation through July 10, 1994 and, therefore, the income statement data includes certain adjustments to reflect a provision for income taxes through that date as if the company had been taxed as a C Corporation.

(3) Weighted average common shares outstanding for the year ended December 25, 1994 include (a) 3,000,000 shares of Common Stock issued to stockholders of certain predecessor corporations and (b) 62,375 additional shares deemed issued at December 26, 1993, to fund undistributed S corporation earnings at that date.

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

Cautionary Statement Under "Safe Harbor" Provision of the
    Private Securities Litigation Reform Act of 1995

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the company to differ materially from such forward-looking statements. Such statements include statements regarding:

              -Restaurant expansion plans for 1999 and 2000;
              -Estimated capital expenditures in 1999;
              -Estimated average  construction cost for new restaurants  opening during 1999;
              -Ability of the company to improve operations in the brewery restaurants;
              -Ability of the  company to renew  existing leases;
              -Ability  to  complete  timely transactions  for  the  sale  and subsequent lease of certain brewery and Old Chicago restaurants and realize related reductions in interest expense;
              -Anticipated  cost savings and quality improvement resulting from the company's change in primary  food  supplier;
              -Availability  of  food  and  beverage products  from  alternate suppliers;
              -Ability of the  company to compete  effectively within the restaurant  industry;
              -Impact on operations of changes in federal  or  state  liquor  or tax laws;
              -Impact  on  financial condition,   results  of  operations  or
               liquidity from legal proceedings arising in the ordinary course of business;
              -Estimated  amounts  accrued for restaurant closings;
              -Ability of the company to attain Year 2000 compliance;
              -Ability to generate  sufficient  cash from operations to complete financing of 1999 restaurant expansion;
              -Impact of SOP 98-5 on future quarterly earnings.

         Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction and developing a significant number of new restaurants over a relatively short period of time; delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; acceptance in new markets; competitive conditions in the company's markets; general economic conditions; adverse weather conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; greater than expected costs associated with closing restaurants, and other risks detailed in the company's reports and other filings under the Securities Exchange Act of 1934.

          In addition to the foregoing, certain statements contained in this report with respect to the proposed transaction with RB Capital are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the company to differ materially. Such statements include statements regarding the anticipated date for the stockholders meeting, settlement of any class action lawsuit and its anticipated impact, and the impact on G&A expense during the first quarter of 1999. Factors that could cause actual results to differ materially include, among others, delays in receiving required regulatory and other approvals, unsatisfactory completion of the plaintiffs' discovery, if any, in the class action lawsuit or the failure to reach a court-approved settlement in such suit, adverse economic or market conditions, the ability of RB Capital to obtain funding necessary to consummate the proposed transaction, and failure of stockholders to approve the merger.

          Due to the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the company will be achieved. In addition, the company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

          As of December 27, 1998, the company operated 22 brewery restaurants and 39 Old Chicago restaurants, a decrease of two restaurants from the end of the preceding fiscal year. The following table lists the quarterly activity relating to the number of restaurants operating during 1998:

                                         Summary of Restaurants Operating


                                                               Qtr.        Qtr.       Qtr.       Qtr.
                                                              Ended       Ended      Ended      Ended       Total
                                                             3/29/98     6/28/98    9/27/98   12/27/98      1998

       Old Chicago restaurants
            Open at beginning of period                        42          40         40          39          42
            New openings during period                          -           -          -           -           -
            Restaurant closures during period                  (2)          -         (1)          -          (3)
                                                               --          --         --          --          --
            Open at end of period                              40          40         39          39          39
                                                               --          --         --          --          --
       Brewery  restaurants
            Open at beginning of period                        21          19         21          21          21
            New openings during period (a)                      -           2          1           1           4
            Restaurant closures during period                  (2)          -         (1)          -          (3)
                                                               --          --         --          --          --
            Open at end of period                              19          21         21          22          22
                                                               --          --         --          --          --
                Total restaurants                              59          61         60          61          61
                                                               ==          ==         ==          ==          ==

         (a) New restaurants are located in La Jolla, California; Cleveland, Ohio; Irvine, California and Warrenville, Illinois, respectively.

          Restaurant openings planned for 1999 include four Rock Bottom Restaurant & Brewery restaurants (two of which were originally scheduled to open during the fourth quarter of 1998) and two Old Chicago restaurants. All leases for these new restaurants are either signed or in the final stages of negotiation. Due to the maturation of the company's existing restaurant base and the possible effects of opening additional restaurants in close proximity, revenues of certain of the company's restaurants may be lower in future periods than previously experienced. Future operating results may also be adversely affected by costs associated with developing a large number of new restaurants over a relatively short time period. Additionally, new restaurants typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Restaurant salaries and benefits and preopening costs are two examples of these increased costs.

         Restaurant closures during the first quarter of 1998 were located in Evergreen, Colorado and Gladstone, Missouri for the Old Chicago group and Houston, Texas and Overland Park, Kansas for the brewery restaurant group. Estimated costs to close these four restaurants were accrued as of December 28, 1997. During the second quarter of 1998 the company executed a lease settlement agreement with the owner of the Gladstone, Missouri restaurant, and during the third quarter of 1998 executed an agreement with a new owner of the company's leased property in Evergreen, Colorado. As a result of these two transactions, the company has no further obligations under these previously executed lease agreements and recognized income of approximately $171,000 during 1998. During the third quarter of 1998, the company began subleasing its brewery restaurant in Houston, Texas. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Pursuant to this agreement, the company revised its previous estimate of accrued restructuring costs and recognized additional income during 1998 of approximately $177,000. Management believes that the remaining accrued restructuring charges for the Houston and Overland Park restaurants are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these properties. See Note 8 of Notes to Consolidated Financial Statements.

         During the third quarter of 1998, the company closed two additional restaurants in Fresno, California and Salem, Oregon. Certain assets located at the California brewery restaurant, including substantially all leasehold improvements, furniture and equipment, were sold during the fourth quarter of 1998 to an unaffiliated third party, and the company's rights and obligations under the lease were assigned to this party for $2.1 million. The company recognized a gain on sale from this transaction of approximately $451,000 and used net proceeds to pay down the company's credit facility. During the first quarter of 1999, the company entered into a letter of intent for sale of the land, building and certain equipment for the Old Chicago restaurant located in Salem, Oregon. Assets related to this property of approximately $1.2 million are classified as Assets Held for Disposition in the accompanying Consolidated Balance Sheet, and such amount approximates net realizable value. See Note 6 of Notes to Consolidated Financial Statements.

         During the fourth quarter of 1998, the company made a change in accounting principle by electing early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" ("SOP 98-5"), that requires the company to expense start-up and preopening costs as they are incurred. Prior to adoption of SOP 98-5, the company, like most other casual dining restaurant companies, deferred these costs and amortized them over the 12 months following the opening of each restaurant. Adoption of SOP 98-5 was made retroactive to the first quarter of 1998 which resulted in a one-time cumulative effect (charge) of $1.3 million, net of taxes, or $0.15 per share, to expense preopening costs incurred in 1997 but deferred into fiscal 1998. Adoption of SOP 98-5 did not require restatement of prior year fiscal periods. Future quarterly earnings will fluctuate due to the timing of new restaurant openings and the corresponding impact from adoption of SOP 98-5.

         The company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1996, 1997 and 1998 each contained 52 weeks.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                                        Percentage of Revenues
                                                                                             Years Ended
                                                                              December 29,   December 28,    December 27,
                                                                                  1996           1997            1998
                                                                                  ----           ----            ----
Income Statement Data:
Revenues:
 Old Chicago restaurants                                                          53.4%          48.7%           46.3%
 Brewery restaurants                                                              46.6           51.3            53.7
                                                                                 -----          -----           -----
         Total revenues                                                          100.0          100.0           100.0
                                                                                 -----          -----           -----
Operating Expenses:
  Cost of sales                                                                   24.8           25.1            25.4
  Restaurant salaries and benefits                                                32.6           34.0            33.5
  Operating expenses                                                              21.5           20.4            19.9
  Selling expenses                                                                 3.9            3.8             3.2
  General and administrative                                                       5.1            6.0             6.1
  Depreciation and amortization                                                    7.2            8.1             5.4
  Start-up costs                                                                    --             --             1.1
  Restructuring charges and other, net                                              --            6.4            (0.1)
                                                                                 -----          -----           -----
         Total operating expenses                                                 95.1          103.8            94.5
                                                                                 -----          -----           -----
Income (Loss) From Operations                                                      4.9           (3.8)            5.5
  Equity in joint venture earnings                                                 0.2            0.2             0.4
  Gain on sale of investment in joint venture                                       --             --             0.5
  Interest income                                                                  0.2             --             0.0
  Interest expense                                                                (0.3)          (1.2)           (1.5)
                                                                                 -----          -----           -----
Income (Loss) Before Taxes                                                         5.0           (4.8)            4.9
Income (Loss) Before Cumulative Effect
  of Accounting Change                                                             5.0           (4.8)            3.3
Net Income (Loss)                                                                  3.7%          (3.1)%           2.5%
                                                                                 =====           =====          =====
Restaurant Data:
  Restaurants open (end of period):
    Old Chicago restaurants                                                         35             42              39
    Brewery restaurants                                                             14             21              22
                                                                                   ---            ---             ---
         Total                                                                      49             63              61
                                                                                   ===            ===             ===
  Restaurant operating weeks:
    Old Chicago restaurants                                                      1,541          2,058           2,054
    Brewery restaurants                                                            588            949           1,081
                                                                                 -----          -----           -----
         Total                                                                   2,129          3,007           3,135
                                                                                 =====          =====           =====
  Average sales per restaurant (open for full period)
    (in thousands):
    Old Chicago restaurants                                                     $1,902         $1,834         $ 1,872
    Brewery restaurants                                                          4,466          4,393           4,247

Fiscal 1998 Compared to Fiscal 1997

         Revenues. Revenues increased $9.9 million (6.6%) to $160.1 million in fiscal 1998 from $150.2 million in fiscal 1997. Revenues from the four new restaurants which opened during 1998 accounted for $7.3 million (74.4%) of the increase. As comparable restaurant sales for the year ended December 27, 1998 were flat, the balance of the increase primarily resulted from the 14 restaurants opened during 1997 contributing a full year of sales in 1998, offset by a decrease in sales resulting from the six restaurants closed during 1998. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         Revenues from the company's brewery restaurants, as a percentage of total revenues, increased to 53.7% in 1998 from 51.3% in 1997 because four new brewery restaurants were opened during the year (and no new Old Chicago restaurants were opened) and brewery restaurants generate greater average weekly sales. The company expects that the percentage of revenues contributed by the brewery restaurants will continue to increase as the company anticipates opening more brewery restaurants than Old Chicago restaurants in fiscal 1999.

         Average weekly sales for the Old Chicago restaurants during 1998 were $36,091 as compared to $35,528 during fiscal 1997 (an increase of 1.6%). During 1998 and 1997, alcoholic beverages accounted for approximately 43% of Old Chicago restaurant sales, with beer constituting approximately 78% of alcoholic beverage sales according to company estimates. Comparable restaurant sales for the Old Chicago restaurants were also up 1.6% for the year ended December 27, 1998. During the third quarter of 1997, the company began implementing an extensive analysis of its Old Chicago restaurants to direct management's efforts towards improving overall execution in each restaurant by increasing average weekly sales in certain restaurants while achieving more consistent profitability. This analysis covered essentially all aspects of operations including hiring and training of new staff, restaurant maintenance and cleanliness, local restaurant marketing promotions, menu merchandising, service standards and food quality and consistency. The company has begun to realize some benefits from focusing on these areas as indicated by the increase in average weekly sales and comparable restaurant sales trends during 1998 as compared to 1997.

         Average weekly sales for the brewery restaurants during 1998 were $79,529 as compared to $81,277 during fiscal 1997 (a decrease of 2.2%). Alcoholic beverages accounted for approximately 39% of brewery restaurant sales during 1998 as compared to 41% during 1997, with beer constituting approximately 58% of total alcoholic beverage sales during 1998 as compared to 61% during 1997. Comparable restaurant sales for the brewery restaurants decreased by 2.6% for the year ended December 27, 1998. Although down from 1997, average weekly sales and comparable restaurant sales trends improved later in fiscal 1998. The decline in sales measurements reflect the increasingly competitive conditions in some of the company's key markets, and difficulties retaining market share due to poor execution of the concept in some other markets. Efforts being made to improve sales trends include ongoing menu revisions as part of the "best practices" initiative (see "Cost of Sales"), reassessing the beer program to capitalize on consumers' interest in microbrewed beers, and completing an in-depth evaluation of the concept's positioning using focus groups and quantitative data gathering methods. As part of its effort to achieve these goals, management anticipates deferring continued expansion of the brewery restaurant concept until the third quarter of 2000.

         Cost of Sales. Cost of sales, which consists of food, beverage and merchandise costs, increased $3.0 million (7.8%) to $40.6 million in fiscal 1998 from $37.7 million in fiscal 1997. Cost of sales as a percentage of revenues increased to 25.4% in fiscal 1998 from 25.1% in fiscal 1997 primarily due to two factors. First, during the first quarter of 1998, the company utilized assistance from an outside consultant to perform an assessment of operating policies and procedures in the company's kitchens. The "best practices" developed from this assessment were implemented during the second and third quarters of 1998 and focused on streamlining food preparation procedures and introducing higher margin menu items in both concepts. During this period, several new menu items were added, and substantially all other menu items were reengineered. As this process resulted in changes to numerous recipes, the related inefficiencies in yields and waste resulted in a temporary increase in food costs during the first nine months of 1998. The second primary factor is due to greater food sales as a percentage of total sales. As the cost of sales for food is greater than the cost of sales for beverage alcohol, an increase in the food portion of the sales mix results in an increase in cost of sales. Other increases in 1998 as compared to 1997 resulted from certain non-recurring purchasing benefits received during the third quarter of 1997, and from increased costs in cheese during the third and fourth quarters of 1998 as compared to 1997.

         Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $2.5 million (5.0%) to $53.6 million in fiscal 1998 from $51.1 million in fiscal 1997. Restaurant salaries and benefits as a percentage of revenues decreased to 33.5% in 1998 from 34.0% in 1997, primarily due to lower kitchen and floor labor costs in both restaurant concepts. This decrease is partially due to a reduction in kitchen labor hours as a result of the company's best practices initiative. Additional decreases in labor costs were due to the brewery restaurants opened in the prior 18 months achieving operational efficiencies. Cost savings in these areas were offset by increased training costs associated with the company's efforts to improve the quality and standards of its management training program.

         Although the company did not experience an increase to minimum wage rates during 1998 as a result of federal legislation, certain state legislation increased the minimum wage rates in Oregon and California during the first quarter of 1998. Laws in these states do not provide for the Federal tip credit, therefore such legislation increased the minimum wage paid to tipped employees. Although the company did not implement a menu price increase to specifically offset these increased wage rates, the introduction of higher margin menu items as a result of the company's best practices initiative mitigated the effect of such increased costs.

         Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $1.3 million (4.2%) to $31.9 million in fiscal 1998 from $30.6 million for fiscal 1997. As a percentage of revenues, such expenses decreased to 19.9% in 1998 from 20.4% in 1997. The decrease in operating expenses as a percentage of revenues is due primarily to lower overall operating costs resulting from management's focus on its best practices initiative. Additional costs savings are due to a reduction in 1998 insurance premium rates, particularly workmen's compensation insurance. These cost savings were offset by greater expenses during the third and fourth quarters of 1998 for repairs and maintenance as the company has undertaken a comprehensive program to repair and upgrade existing assets. Such program may result in slight increases to operating expenses during 1999.

         Selling Expenses. Selling expenses decreased $0.7 million (11.7%) to $5.1 million in fiscal 1998 from $5.8 million for fiscal 1997. As a percentage of revenues, such expenses decreased to 3.2% in 1998 from 3.8% in 1997. This decrease is primarily due to a reduction in the amount of food and beverages discounted to customers. Although discounting is one of the company's primary forms of word-of-mouth advertising, increased staff training and education have reduced use of this program to more appropriate levels. Additional decreases are due to an increased use of lower cost local restaurant marketing promotions as compared to more expensive company wide promotions that utilize extensive radio and print media.

         General and Administrative ("G&A"). G&A expenses increased $0.7 million (8.2%) to $9.8 million in fiscal 1998 from $9.1 million in fiscal 1997, and increased as a percentage of revenues from 6.0% in fiscal 1997 to 6.1% in fiscal 1998. Excluding approximately $1.3 million for certain non-recurring charges incurred during the fourth quarter of 1997, 1998 G&A expense increased $2.0 million as compared to fiscal 1997. Due to the company's reduced expansion plans, less G&A costs were allocated to the company's development program resulting in an increase to G&A expense. Additionally, the company incurred increased spending during 1998 related to its best practices initiative, additional personnel in the training, accounting, human resources and information systems departments, and costs associated with attaining Year 2000 compliance.

         On January 27, 1999, the company announced that it had received three separate indications of interest to acquire the company, including a proposal by RB Capital (see "Proposed Transaction with RB Capital"). The company appointed a Special Committee of independent directors to, among other things, evaluate such proposals as well future third-party indications of interest. As a result of the Special Committee's activities, the company expects G&A expense to increase significantly during the first quarter of 1999.

         Depreciation and Amortization, and Start-up Costs. Depreciation, amortization and start-up costs, decreased $1.7 million (14.1%) to $10.4 million for fiscal 1998 from $12.1 million in fiscal 1997. As a percentage of revenues, depreciation expense and amortization of intangible assets, other than amortization of preopening costs, was 5.4% during 1998 as compared to 5.1% in 1997. Such increase is due primarily to a decrease in AWS for the brewery restaurants, greater depreciation expense for the Old Chicago restaurants resulting from a significant investment for restaurant remodels over the last 12 months, and increased depreciation expense associated with a greater number of corporate assets.

         Amortization of preopening costs and start-up costs was 1.1% during 1998 as compared to 2.9% during 1997. Preopening expense incurred as a percentage of revenues fluctuates with the number and type of restaurant (Old
     Chicago or brewery restaurant) opened in any given period. Due to the company's reduced expansion plans in fiscal 1998, preopening costs were incurred for fewer restaurants than in fiscal 1997.

         Restructuring Charges and Other, net. The company incurred a pre-tax restructuring charge during 1997 of approximately $9.7 million related primarily to write-downs of certain assets to their net realizable value, and accruing estimated costs associated with closing four restaurants during the first quarter of 1998. During 1998, the company either settled its lease obligations or subleased the related property for three of these four restaurants resulting in an adjustment of previously accrued restructuring charges, or income of approximately $348,000 (see Note 8 of Notes to Consolidated Financial Statements). Additionally, the company's gain associated with closing its restaurant in Fresno, California during the fourth quarter of 1998 resulted in additional income of approximately $451,000. Income from these transactions was offset by costs relating to the disposition of other operating fixed assets.

         Equity in Joint Venture Earnings. The equity in joint venture earnings represents the company's 50% equity interest in net after-tax earnings of Trolley Barn. The increase is due to an increase in Trolley's Barn's revenues as the total number of restaurants operated by Trolley Barn increased from six restaurants operating at the end of fiscal 1997 to nine restaurants operating at the end of fiscal 1998. In November 1998, the company closed on the sale of its investment in Trolley Barn, and recognized a pre-tax gain of approximately $0.7 million. See Note 5 of Notes to Consolidated Financial Statements

         Interest Expense / Interest Income. Interest expense for the year ended December 27, 1998 increased $0.6 million from 1997, excluding approximately $274,000 of interest expense capitalized to construction costs. The increase in interest expense is primarily due to an increase in the average balance outstanding under the company's credit facility to $26.6 million during fiscal 1998 from $22.0 million during fiscal 1997. As of December 27, 1998, borrowings outstanding under the company's credit facility were reduced to $19.1 million as a result of repayments with proceeds from the sale of certain assets including the investment in Trolley Barn (see Note 7 of Notes to Consolidated Financial Statements). As the company anticipates closing on several real estate financing transactions during the second quarter of 1999, interest expense should decrease beginning in the third quarter of 1999 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

         Income Tax Expense (Benefit). The effective tax rate associated with the income tax provision in 1998 was 32.5% as compared to the effective tax rate for the income tax benefit in 1997 of 35.4%. The difference between the two rates is primarily due to income tax credits generated during each fiscal year net of any related valuation allowance. Such net credits are used to reduce the effective combined federal and state tax rate. Due to improved restaurant operating performance during fiscal 1998, the company recorded a valuation allowance for 22% of the FICA tax credits generated, as compared to fiscal 1997 when the company recorded a valuation allowance for approximately 100% of tax credits generated. Such reduction in the company's 1998 effective rate was offset by additional taxes associated with the company's sale of its investment in Trolley Barn. See Note 9 of Notes to Consolidated Financial Statements.

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

         Revenues from the company's brewery restaurants, as a percentage of total revenues, increased significantly to 51.3% in 1997 from 46.6% in 1996. Although the company opened seven brewery restaurants and seven Old Chicago restaurants during the last 12 months, the brewery restaurants generate greater average weekly sales ("AWS") resulting in the increase to this percentage.

         AWS for the Old Chicago restaurants during 1997 were $35,528 as compared to $37,850 during fiscal 1996 (a decrease of 6.1%). Comparable restaurant sales for the Old Chicago restaurants were down 2.6% for the year ended December 28, 1997. These decreasing trends in AWS and comparable restaurant sales for the Old Chicago restaurants continue to reflect the ever-increasing competitive nature of the restaurant industry. Management also believes that the uneven sales performance among its Old Chicago restaurants, which have fiscal 1997 AWS currently ranging from approximately $28,000 to $49,000, indicates inconsistent execution of the concept at certain locations. During the third quarter of 1997, the company began implementing an extensive analysis of its Old Chicago restaurants to direct management's efforts towards improving overall execution in each restaurant by increasing AWS in certain restaurants while achieving more consistent profitability. Such analysis covers all aspects of operations including hiring and training of new staff, restaurant maintenance and cleanliness, local restaurant marketing promotions, menu merchandising, service standards and food quality and consistency. The company began to see some benefits from focusing on these areas including improved AWS and comparable restaurant sales trends during the fourth quarter of 1997 as compared to the fourth quarter of 1996.

         AWS for the brewery restaurants during 1997 were $81,277 as compared to $86,568 during fiscal 1996 (a decrease of 6.5%). Comparable restaurant sales for the brewery restaurants were flat for the year ended December 28, 1997. The company anticipated the decrease in AWS as most of the brewery restaurants opened during 1997 were designed to operate at a slightly lower capacity than the company's previous restaurants. AWS during 1997 for this group of restaurants were approximately $71,000 as compared to $84,000 for the 14 restaurants opened prior to 1997.

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

         The increase in depreciation expense and amortization of intangible assets as a percentage of revenues is due primarily to decreases in AWS for both concepts, increased depreciation expense associated with a greater number of corporate assets resulting from the company's expansion program, and increased amortization of intangible assets including goodwill associated with the company's investment in Trolley Barn. Amortization of preopening expense as a percentage of revenues fluctuates with the number and type of restaurant (Old Chicago or brewery restaurant) opened in any given period. During 1997, preopening expense was amortized for a larger number of brewery restaurants than in 1996, resulting in the increase to preopening expense amortization as a percentage of revenues.

         Restructuring Charges and Other, net. The company incurred a pre-tax restructuring charge during 1997 of approximately $9.7 million ($5.2 million during the third quarter of 1997 and $4.5 million during the fourth quarter of
1997) related primarily to write-downs of certain assets to their net realizable value, costs associated with downsizing the corporate office, and estimated costs associated with closing four restaurants during 1998. See Note 8 of Notes to Consolidated Financial Statements.

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

         Interest Expense / Interest Income. Interest expense for the year ended December 28, 1997 increased $1.5 million from 1996, excluding approximately $378,000 of interest expense capitalized to construction costs. The increase in interest expense is primarily attributable to an increase in long-term debt from the end of 1996, principally additional net borrowings of $17.9 million under the company's line of credit. See Note 7 of Notes to Consolidated Financial Statements. Interest income during 1996 primarily represents amounts earned from the temporary investment of cash proceeds from the company's follow-on offering in the first quarter of 1995.

         Net Income (Loss) and Diluted Net Income (Loss) Per Share. Net loss and diluted net loss per share for the year ended December 28, 1997 was $4.7 million and $.58, respectively. Net income and diluted net income per share, exclusive of the restructuring charge and certain other non-recurring G&A expenses, is summarized as follows:

         Pre-tax loss                                                   $ (7,258,894)
         Add:   Restructuring charge                                       9,706,554
                Non-recurring  G&A expenses                                1,300,000
                                                                           ---------
         Pro forma pre-tax income,excluding non-recurring charges          3,747,660
         Allocable income tax expense                                     (1,305,154)
                                                                           ---------
         Pro forma net income                                           $  2,442,506
                                                                           =========
         Pro forma diluted net income per share                          $        .30

         Income Tax Expense (Benefit). The effective tax rate associated with the income tax benefit in 1997 was 35.4% as compared to the effective tax rate for income tax expense in 1996 of 26.9%. The difference between the two rates is primarily due to income tax credits generated during each fiscal year net of any related valuation allowance. Such net credits are used to reduce the effective combined federal and state tax rate. Due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, during fiscal 1997 the company recorded a valuation allowance for 100% of the FICA tax credits generated, as compared to fiscal 1996 when the company recorded a valuation allowance for approximately 30% of tax credits generated. See Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         The company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The company has financed its expansion over the last three years principally through cash flow from operations, borrowings under its credit facility and capital lease obligations. As is common in the restaurant industry, the company has generally operated with negative working capital as it receives trade credit based upon negotiated terms for purchasing food and supplies, and does not have significant receivables or inventory. The following table presents a summary of the company's cash flows for fiscal year 1996, 1997, and 1998:

                                                                             Fiscal Year Ended
                                                             ----------------- ---------------- ---------------
                                                               December 29,     December 28,     December 27,
                                                                   1996             1997             1998
                                                             ----------------- ---------------- ---------------
          Net cash provided by operating activities           $  6,827,645      $ 13,275,857     $ 14,968,349
          Net cash used in investing activities                (21,525,687)      (29,831,473)      (9,027,608)
          Net  cash   provided   by  (used  in)   financing     11,142,701        18,178,153       (7,113,782)
          activities
          (Decrease) increase in cash and cash equivalents      (3,555,341)        1,622,537       (1,173,041)


         Net cash used in investing activities during 1996, 1997 and 1998 included capital expenditures of $29.0 million, $30.6 million and $19.1 million, respectively, for the construction of new restaurants, routine expenditures and remodels of existing restaurants, and leasehold improvements, furniture and equipment in the corporate office. The decrease in capital spending during 1998 was a result of the company opening only four restaurants during this period as compared to 14 restaurants during 1997 and 16 restaurants during 1996. The average cash investment for leasehold improvements, furniture, fixtures, restaurant equipment, brewing equipment and preopening costs for restaurants opened during these periods is as follows:

                                      Average Cash Investment per Restaurant

                                         1996                          1997                         1998
                              --------------------------    --------------------------   ------------------------
                                  #of                          #of                         #of
                              restaurants      Average      restaurants       Average    restaurants     Average
                                opened       Investment       opened        Investment     opened      Investment
Old Chicago restaurants            12        $1,017,000          7          $1,025,000        --               --
Brewery restaurants                 4        $2,900,000          7          $2,633,000         4       $2,422,000


         In certain instances, the company has received landlord contributions in the form of tenant finish allowances, reducing the cost of opening a new restaurant, however, landlord contributions may not be available in the future. Net cash used in investing activities during 1998 also includes $7.0 million received from the company's sale of its investment in Trolley Barn, and $2.1 million received from the sale of substantially all assets located at the brewery restaurant in Fresno, California.

         Although the company has historically leased its facilities, during 1997 and 1998, the company purchased undeveloped land for the brewery restaurants in Englewood, Colorado, Des Moines, Iowa, Warrenville, Illinois and Phoenix, Arizona (opening April 1999), and constructed build-to-suit restaurants using the company's prototype design. The company sold the land and buildings for the Englewood, Colorado restaurant during the third quarter of 1997 and the Des Moines restaurant during the first quarter of 1998 to a partnership in which one of the Company's directors has a beneficial interest. The properties were then leased back by the Company. Proceeds allocable to the land for each transaction were reported as a sale and included in cash flows from investing activities for the respective periods. Proceeds allocable to the buildings were accounted for as a financing. Cash flows from financing activities include $1.2 million and $1.1 million for 1997 and 1998, respectively, which are reported as long-term obligations. The company expects to complete a similar sale and lease transaction for the Warrenville and Phoenix restaurants during the second quarter of 1999, and using the net proceeds from such sales to pay down the credit facility.

         Subsequent to December 27, 1998, the company began negotiations to execute sale-leaseback transactions for three Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado, and entered into a contract to sell the owned property located in Salem, Oregon. The company anticipates closing on these transactions during the second quarter of 1999, and using the net proceeds from such sale transactions to pay down the credit facility.

         Cash flows from financing activities primarily represent borrowings and repayments under the company's $40 million bank revolving credit facility (the "Credit Facility"), as amended through June 1998, and financing obligations for two prototype brewery restaurants opened during 1997. As of December 27, 1998, $19.1 million was outstanding under the amended Credit Facility, and is included in current liabilities in the accompanying Consolidated Balance Sheet as the Credit Facility matures on July 27, 1999. During the first quarter of 1999, the company began negotiations with the Credit Facility lender to exercise its right to extend the maturity date for a period of one year to July 2000. Although approval by the lender is required prior to receiving this extension, management is not aware of any circumstances or conditions that would warrant such approval not being granted.

         The company estimates that total capital expenditures for 1999, excluding preopening costs and excluding proceeds from the sale of the land and building for the Warrenville and Phoenix properties , will be approximately $17.9 million. This estimate includes $12.4 million in estimated total costs for the four new brewery restaurants, one of which will be a prototype and three of which will be converted from existing properties, and $1.5 million in estimated costs for the two new Old Chicago restaurants. The decrease in the average investment cost for new Old Chicago restaurants in 1999 as compared to 1997 is due primarily to the redeployment of certain assets from the three Old Chicago restaurants closed during 1998. These estimated capital expenditures may not be sufficient for completion of current development plans or may increase in the future.

Proposed Transaction with RB Capital

         On March 19, 1999, the company announced that it had entered into an Agreement and Plan of Merger, dated as of March 18, 1999, with RB Capital, Inc., a Delaware corporation, and RBR Acquisition Corp., a Delaware corporation, and a wholly-owned subsidiary of RB Capital ("Merger Sub"), providing for the merger of Merger Sub with and into the company, with the company being the surviving corporation, subject to the terms and conditions set forth in the merger agreement. RB Capital is a newly-formed corporation organized by Mr. Frank B. Day, the company's Chairman of the Board, President and Chief Executive Officer, who is also one of the company's co-founders and is a significant stockholder of the company. Concurrent with the execution of the merger agreement, the company, RB Capital, Merger Sub, Mr. Day and Messrs. Robert D. Greenlee, Arthur Wong and David M. Lux, each a stockholder and a director of the company, executed a Voting Agreement, dated as of March 18, 1999, pursuant to which, among other things, RB Capital, Merger Sub and such stockholders agree to vote certain shares of common stock, of the company beneficially owned by such persons in favor of the merger and each of the other transactions contemplated by the merger agreement at any meeting of the company's stockholders in connection with the merger (or otherwise to consent in writing thereto, as the case may be). The company expects to close such transaction during the third quarter of 1999. Closing of the proposed transaction, however, is subject to stockholder approval at a special meeting anticipated to be held during the third quarter of 1999, the receipt by RB Capital of funding sufficient to consummate the merger, and other customary conditions and regulatory approvals.

Year 2000 Compliance

         The Year 2000 will have an impact on the abilities of certain computer systems to accurately process information. This impact is a result of computer programs being written using two digits rather than four to define the applicable year, therefore time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         During 1997, the company began a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. As the company's information technology ("IT") systems primarily consist of either third-party software programs purchased by the company or use of outside vendors to process financial information, the company is relying on the abilities of these third parties to attain Year 2000 compliance with their systems. The company has obtained representation of Year 2000 compliance from vendors for approximately 40% of these systems, including the accounting and point-of-sale systems. For the remaining 60% of the IT systems, the company anticipates that it will either receive representation from such vendors that the systems are Year 2000 compliant, upgrade or modify the systems with Year 2000 compatible programs, or seek replacement systems. The company is currently in the process of evaluating its various options for its non-compliant Year 2000 IT systems, and expects to complete such evaluation by the second quarter of 1999. The company believes it has identified its mission-critical systems, and has either received representation from vendors that such systems are Year 2000 compliant, or is taking the appropriate action necessary to achieve Year 2000 compliance. Additionally, the company has completed its assessment and remediation for all office computer hardware in the restaurants and the corporate office.

         The company has also begun an investigation and assessment of its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, elevators, etc.), and of the Year 2000 readiness of its critical suppliers. For non-IT systems, the company expects to complete the assessment by the second quarter of 1999, and then to make a determination as to the process for testing, verifying and remedying any non-compliant systems. To assess the readiness of its suppliers, the company is in the process of sending informational questionnaires to critical vendors, and will review responses to obtain assurance that such vendors have achieved Year 2000 readiness, or have developed plans to do so. To the extent that these vendors are unable to provide sufficient evidence of Year 2000 compliance by the second quarter of 1999, the company will seek to obtain replacement vendors.

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

         Although certain systems have been identified that can be remedied with manual processes, a comprehensive contingency plan has not yet been formulated in the event that non-compliant IT and non-IT systems (or their replacements), critical suppliers or other third parties do not become year 2000 compliant. The company plans to formulate a contingency plan during the first and second quarters of 1999 to address the possibility that its non-compliant IT and non-IT systems may not achieve Year 2000 compliance, and anticipates that such steps will mitigate the risk of business interruption. Such contingency plan may not eliminate all risks of business interruption. Additionally, the company is unable to predict with certainty whether the consequences associated with the failure of its suppliers, third-party software vendors, or other third parties to achieve Year 2000 readiness will have a material adverse impact on its financial condition, results of operations or liquidity.


Seasonality  and  Quarterly Results

         The company's sales and earnings fluctuate seasonally. Historically, the company's highest earnings have occurred in the second and third quarters, and are more susceptible to adverse weather conditions in the first and fourth quarters. In addition, quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. See Note 13 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. See Note 12 of Notes to Consolidated Financial Statements.

          In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The company's net income equaled its comprehensive income during the 1996, 1997 and 1998 fiscal years, therefore adoption of this statement had no impact.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the cost of such software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The company does not expect that the adoption of SOP 98-1 during fiscal 1999 will have a material adverse effect on its financial condition or results of operations.

ITEM 8:  Financial Statements and Supplementary Data

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Page

Report of Independent  Public  Accountants                                           24
Consolidated  Balance Sheets as of December 28, 1997 and December 27, 1998           25
Consolidated  Statements of Operations for the Years Ended December 29, 1996,
   December 28,  1997,  and December 27, 1998                                        26
Consolidated  Statements of Stockholders' Equity for the Years Ended
   December 29, 1996, December 28,  1997,  and December 27, 1998                     27
Consolidated  Statements of Cash  Flows  for the  Years Ended December 29, 1996,
   December 28,  1997,  and December 27, 1998                                        28
Notes to Consolidated Financial Statements                                           29

All financial statement schedules are omitted as they are not applicable to the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Rock Bottom  Restaurants, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of ROCK BOTTOM RESTAURANTS, INC. and SUBSIDIARIES as of December 28, 1997 and December 27, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock Bottom Restaurants, Inc. and Subsidiaries as of December 28, 1997 and December 27, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
    February 11, 1999 (except with respect to the matters discussed in Note 1, as to which the date is March 18, 1999).


                            ROCK BOTTOM RESTAURANTS,
                              INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           December 28 and 27,
                                                                                        1997                1998
                                                                                      ---------           ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    1,622,537      $      449,496
  Accounts receivable                                                                   938,932             605,823
  Accounts receivable--affiliates                                                       116,543                  --
  Income taxes receivable                                                               869,810              89,392
  Preopening costs, net (Note 2)                                                      1,520,253                  --
  Inventories                                                                         2,726,983           2,532,074
  Prepaids and other current assets                                                     743,564             740,516
  Current deferred income taxes, net (Note 9)                                           219,214             689,744
                                                                                    -----------         -----------
     Total current assets                                                             8,757,836           5,107,045

PROPERTY AND EQUIPMENT, net (Notes 2 and 4)                                          90,032,182          94,432,216
INVESTMENT IN JOINT VENTURE, net (Note 5)                                             5,552,632                  --
ASSETS HELD FOR DISPOSITION (Note 6)                                                         --           1,542,127
OTHER ASSETS                                                                            735,936             210,139
DEFERRED INCOME TAXES, net (Note 9)                                                   2,334,809           1,205,334
                                                                                    -----------         -----------
TOTAL ASSETS                                                                     $  107,413,395      $  102,496,861
                                                                                    ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade                                                                       $    4,341,074      $    4,187,581
     Construction projects                                                            1,023,151           1,551,036
  Accrued payroll and payroll taxes                                                   2,311,990           2,451,729
  Accrued taxes other than income tax                                                 1,023,893             819,628
  Other accrued expenses                                                              2,534,299           2,958,702
  Current portion of accrued restructuring charges (Note 8)                           2,447,260             430,978
  Current portion of long-term debt (Note 7)                                            115,308             179,184
  Current portion of obligations under capital leases (Note 7)                          527,396             224,825
  Revolving line of credit (Note 7)                                                          --          19,050,000
                                                                                     ----------          ----------
     Total current liabilities                                                       14,324,371          31,853,663

REVOLVING LINE OF CREDIT (Note 7)                                                    26,450,000                  --
LONG-TERM DEBT (Note 7)                                                               2,374,533           2,195,349
OBLIGATIONS UNDER CAPITAL LEASES (Note 7)                                             1,551,808           2,255,905
ACCRUED RESTRUCTURING CHARGES (Note 8)                                                1,493,610             769,227
                                                                                     ----------          ----------
     Total liabilities                                                               46,194,322          37,074,144
                                                                                     ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 8 and 11)
STOCKHOLDERS' EQUITY (Note 10):
  Preferred stock--$.01 par value, 5,000,000 shares authorized,
    no shares issued and outstanding                                                         --                  --
  Common stock--$.01 par value, 15,000,000 shares authorized,
    8,059,506 and 8,056,085 shares issued and outstanding, respectively                  80,595              80,560
  Additional paid-in capital                                                         58,320,330          58,287,943
  Retained earnings                                                                   3,791,586           7,789,248
  Deferred compensation                                                                (973,438)           (735,034)
                                                                                     ----------          ----------
Total stockholders' equity                                                           61,219,073          65,422,717
                                                                                     ----------          ----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  107,413,395      $  102,496,861
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


                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Years Ended
                                                                                  December 29, 28 and 27,
                                                                          1996              1997             1998
                                                                          ----              ----             ----
REVENUES:
   Old Chicago restaurants                                            $ 58,328,162     $ 73,116,613      $ 74,131,129
   Brewery restaurants                                                  50,901,983       77,131,617        85,970,461
                                                                       -----------      -----------       -----------
     Total revenues                                                    109,230,145      150,248,230       160,101,590
                                                                       -----------      -----------       -----------

OPERATING EXPENSES:
   Cost of sales                                                        27,099,911       37,671,802        40,624,728
   Restaurant salaries and benefits                                     35,552,068       51,085,653        53,632,285
   Operating expenses                                                   23,529,265       30,627,422        31,906,221
   Selling expenses                                                      4,272,132        5,773,094         5,098,896
   General and administrative                                            5,619,612        9,073,514         9,818,376
   Depreciation and amortization (Note 2)                                7,802,033       12,136,018         8,615,070
   Start-up costs (Note 2)                                                      --               --         1,808,496
   Restructuring charges and other, net (Note 8)                             1,364        9,706,536          (138,441)
                                                                       -----------      -----------       -----------
     Total operating expenses                                          103,876,385      156,074,039       151,365,631
                                                                       -----------      -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                            5,353,760       (5,825,809)        8,735,959
   Equity in joint venture earnings (Note 5)                               222,941          330,000           688,064
   Gain on sale of investment in joint venture (Note 5)                         --               --           728,194
   Interest income                                                         227,235            9,507            26,717
   Interest expense                                                       (300,544)      (1,772,592)       (2,404,714)
                                                                       -----------      -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                                     5,503,392       (7,258,894)        7,774,220
Income tax expense (benefit)                                             1,478,309       (2,567,550)        2,526,521
                                                                       -----------      -----------       -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE              4,025,083       (4,691,344)        5,247,699
Cumulative  effect of change in accounting  for start-up
costs, net of income taxes of $764,532 (Note 2)                                 --               --        (1,250,037)
                                                                       -----------      -----------       -----------
                                                                      $  4,025,083     $ (4,691,344)     $  3,997,662
                                                                       ===========      ===========       ===========

BASIC NET INCOME (LOSS) PER SHARE:
Income  (loss)  before  cumulative  effect of accounting
change                                                                $        .53     $       (.58)     $        .65
Cumulative effect of accounting change                                          --               --              (.15)
                                                                       -----------      -----------       -----------
Basic net income (loss) per share                                     $        .53     $       (.58)     $        .50
                                                                       ===========      ===========       ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                7,626,000        8,027,000         8,056,085
                                                                       ===========      ===========       ===========

DILUTED NET INCOME (LOSS) PER SHARE:
Income  (loss)  before  cumulative  effect of accounting
change                                                                $        .52     $       (.58)     $        .65
Cumulative effect of accounting change                                          --               --              (.15)
                                                                       -----------      -----------       -----------
Diluted net income (loss) per share                                   $        .52     $       (.58)     $        .50
                                                                       ===========      ===========       ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              7,725,000        8,027,000         8,056,085
                                                                       ===========      ===========       ===========

                            The  accompanying  notes to  consolidated  financial
                              statements   are  an   integral   part  of   these
                              consolidated statements.

                                   STOCKHOLDERS' EQUITY


                                             Common Stock
                                       -----------------------
                                                                    Additional                                       Total
                                        Number of                    Paid-in        Retained        Deferred      Sockholders'
                                         Shares         Amount       Capital        Earnings      Compensation       Equity
                                        --------       -------      ---------       --------       -----------     ---------
BALANCES, December 31, 1995            7,345,482  $     73,455   $ 50,809,742    $  4,457,847    $          --  $ 55,341,044
  Proceeds from exercise of stock
    options                              107,896         1,079        864,589              --               --       865,668
  Issuance of common stock in
    exchange for joint venture
    interest (Note 5)                    452,073         4,521      4,995,479              --               --     5,000,000
  Tax benefit resulting from the
    exercise of stock options                 --            --        104,937              --               --       104,937
  Net income                                  --            --             --       4,025,083               --     4,025,083
                                      ----------    ----------     ----------     -----------      -----------   -----------
BALANCES, December 29, 1996            7,905,451        79,055     56,774,747       8,482,930               --    65,336,732
  Proceeds from exercise of stock
    options                               39,333           393        317,997              --               --       318,390
  Issuance of restricted stock
    (Note 10)                            169,145         1,691      1,762,815              --       (1,764,506)           --
  Amortization of deferred
    compensation on restricted stock          --            --             --              --          321,235       321,235
  Cancellation of restricted stock       (54,423)         (544)      (569,456)             --          469,833      (100,167)
  Tax benefit resulting from the
    exercise of stock options                 --            --         34,227              --               --        34,227
  Net loss                                    --            --             --      (4,691,344)              --    (4,691,344)
                                      ----------    ----------     ----------     -----------      -----------    ----------
BALANCES, December 28, 1997            8,059,506        80,595     58,320,330       3,791,586         (973,438)   61,219,073
  Issuance of restricted stock             2,038            20         19,555              --               --        19,575
  Amortization of deferred
    compensation on restricted stock          --            --             --              --          203,740       203,740
  Cancellation of restricted stock        (5,459)          (55)       (51,942)             --           34,664       (17,333)
  Net income                                  --            --             --       3,997,662               --     3,997,662
                                      ----------     ---------     ----------      ----------       ----------    ----------
BALANCES, December 27, 1998            8,056,085  $     80,560   $ 58,287,943    $  7,789,248     $   (735,034) $ 65,422,717
                                      ==========     =========     ==========      ==========       ==========    ==========




                            The  accompanying  notes to  consolidated  financial
                              statements   are  an   integral   part  of   these
                              consolidated statements.

                                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended

                                                                               December 29, 28 and 27,
                                                                 ----------------------------------------------------
                                                                     1996                  1997                1998
                                                                 ------------         ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  4,025,083         $ (4,691,344)       $  3,997,662
  Adjustments to reconcile net income (loss)
      to net cash provided by operating activities--
       Cumulative effect of accounting change                              --                   --           2,014,569
       Equity in joint venture earnings                              (222,941)            (330,000)           (688,064)
       Depreciation and amortization                                7,802,033           12,136,018           8,615,070
       Amortization of deferred compensation, net of cancellations         --              221,068             186,407
       Deferred income tax expense (benefit)                          218,732           (3,425,765)            658,945
       Tax benefit from exercise of stock options                     104,937               34,227                  --
       Gain on sale of investment in joint venture                         --                   --            (728,194)
       Net gain on disposition of assets                                   --                   --                (684)
       Non-cash portion of restructuring charge                            --            9,409,879            (348,056)
       (Increase) decrease in accounts receivable                    (266,304)            (191,170)            333,109
       (Increase) decrease in income taxes receivable                  74,353             (570,189)            780,418
       Expenditures for capitalized preopening costs               (3,522,152)          (3,430,442)                 --
       (Increase) decrease in inventories                            (727,566)            (630,708)            194,909
       (Increase) decrease in prepaids and other assets              (608,312)            (695,740)             50,092
       (Decrease) increase in accounts payable                       (806,114)           3,167,154             374,392
       Increase in accrued expenses                                   755,896            2,272,869             359,877
       Decrease in accrued restructuring charges                           --                  --             (832,103)
                                                                  -----------          -----------         -----------
          Net cash provided by operating activities                 6,827,645           13,275,857          14,968,349
                                                                  -----------          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (29,046,644)         (30,582,096)        (19,131,972)
  Proceeds from sale of investment in joint venture                        --                   --           6,974,068
  Proceeds from sale of property and equipment                             --              775,307           3,129,149
  (Advances) repayments to/from officers and affiliates, net          (77,357)             (24,684)              1,147
  Sales of short-term investments, net                              7,790,442                   --                  --
  Joint venture acquisition costs                                    (192,128)                  --                  --
                                                                  -----------          -----------         -----------
         Net cash used in investing activities                    (21,525,687)         (29,831,473)         (9,027,608)
                                                                  -----------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                   8,500,000           59,000,000          29,050,000
  Repayments of line of credit                                             --          (41,050,000)        (36,450,000)
  Borrowings under long-term debt                                   2,500,000                   --                  --
  Repayments of long-term debt                                        (77,095)            (573,778)           (115,308)
  Borrowings under other financing (Note 7)                                --            1,200,000           1,100,000
  Repayments of capital lease and other financing obligations        (645,872)            (716,459)           (698,474)
  Issuance of common stock                                            865,668              318,390                  --
                                                                  -----------          -----------         -----------
         Net cash provided by (used in) financing activities       11,142,701           18,178,153          (7,113,782)
                                                                  -----------          -----------         -----------

(DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                             (3,555,341)           1,622,537          (1,173,041)
CASH AND CASH EQUIVALENTS, beginning of year                        3,555,341                   --           1,622,537
                                                                  -----------          -----------         -----------
CASH AND CASH EQUIVALENTS, end of year                           $         --         $  1,622,537        $    449,496
                                                                  ===========          ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:  See Note 2.

                            The  accompanying  notes to  consolidated  financial
                              statements   are  an   integral   part  of   these
                              consolidated statements.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998


(1)  ORGANIZATION AND NATURE OF BUSINESS

         Rock Bottom Restaurants, Inc. ("Rock Bottom" or the "Company") is a Delaware corporation incorporated in April 1994.

         As of December 27, 1998, the Company owned and operated 39 Old Chicago restaurants and 22 "Brewery" restaurants, comprised of 17 Rock Bottom Restaurant & Brewery restaurants, two Walnut Brewery restaurants and three ChopHouse & Brewery restaurants, as well as two Sing Sing piano bars which are operated by two separate Brewery restaurants. Old Chicago restaurants feature "deep-dish" Chicago-style pizza, burgers and sandwiches, pasta specialties, salads and a full bar emphasizing a selection of 110 or more different types of beer from around the world. Brewery restaurants feature eclectic menus and on-premises microbrewed beer. The Company's restaurants are located in Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Missouri, Nebraska, Ohio, Oregon, Texas, Washington, Wisconsin and the District of Columbia.

         On March 18, 1999, the company entered into an Agreement and Plan of Merger with RB Capital, Inc., a newly formed corporation organized by the company's Chairman of the Board, President and Chief Executive Officer, and RBR Acquisition Corp., a wholly-owned subsidiary of RB Capital, whereby RB Capital, through RBR Acquisition, will acquire the company in a cash merger with the company as the surviving corporation. The proposed merger requires approval by the holders of a majority of all outstanding shares of the company, and is expected to be voted upon by the company's stockholders at a special meeting anticipated be held during the third quarter of 1999. Closing of the proposed transaction, however, is subject to stockholder approval at a special meeting anticipated to be held during the third quarter of 1999, the receipt by RB Capital of funding sufficient to consummate the merger, and other customary conditions and regulatory approvals.

         Additionally, on February 2, 1999, an action was brought in the District Court, County of Denver, State of Colorado, entitled Wohlman v. Day, et. al., as a class action on behalf of the public shareholders of the company against the company's directors individually and the company. The plaintiffs alleged, among other things, a breach of fiduciary duties in connection with the proposed transactions between the company and RB Capital and sought to enjoin any such transaction. In addition to injuctive relief, the action sought damages in an unspecified amount. The company has reached an agreement in principle with the plaintiffs in the case, and anticipates that any settlement of this class litigation will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation and Accounting Period

         The accompanying consolidated financial statements represent the consolidation of Rock Bottom and its eight wholly-owned subsidiaries. Although intercompany transactions are minimal, all material intercompany amounts have been eliminated in consolidation.

         The Company operates on a 52 or 53 week fiscal year ending the last Sunday in December. Fiscal years 1996, 1997 and 1998 each contain 52 weeks.


Cash and Cash Equivalents

         Cash and cash equivalents include cash and investments with original maturities of three months or less and which are not subject to significant risk from changes in interest rates.

Preopening and Start-Up Costs

         During the fourth quarter of 1998, the Company elected to adopt early the provisions of a new accounting standard, AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires the Company to expense preopening and other start-up expenses when incurred. The adoption of SOP 98-5 was required to be made retroactive to the beginning of fiscal 1998, with a $2,014,569 (excluding income taxes of $764,532) write-off of previously capitalized preopening costs of $1,520,253 and other capitalized start-up costs of $494,316. The impact from this write-off is shown as the cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 27, 1998. SOP 98-5 did not require restatement of prior fiscal periods.

         Prior to fiscal 1998, direct incremental costs incurred prior to the opening of new restaurants were capitalized and amortized over a period of one year after the restaurant commenced operations. These costs consisted primarily of payroll, employee recruiting and training, and initial opening expenses. Related amortization expense of $2,989,251 and $4,421,666 in 1996 and 1997, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations.

         As a result of the change, net income for fiscal 1998 was approximately $1.0 million (or $.12 per diluted share) lower than it would have been had the change not been made.


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

       Buildings and leasehold improvements            10-30 years
       Furniture, fixtures and equipment                3-20 years


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


Supplemental Disclosures of Cash Flow Information

         Cash paid during the year for interest, including the amount capitalized, was $385,540, $2,150,629 and $2,727,044 in 1996, 1997 and 1998,
respectively, and cash paid for income taxes was $1,485,458, $1,787,885 and $301,519 in 1996, 1997 and 1998, respectively. The Company acquired equipment of $350,536 and $169,711 in 1996 and 1997, respectively, under capital lease obligations, and issued 452,073 shares of common stock in 1996 in exchange for an indirect 50% equity interest in a joint venture (see Note 5). During 1998, a portion of accrued restructuring charges established in 1997 (see Note 8) was utilized to write-off property and equipment in an amount equal to $1,560,506, as a result of disposing of certain assets located at closed restaurants.


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


Asset Impairment

         The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. During 1997 and 1998, asset impairment charges totaling $5.5 million and $100,000, respectively, are included in restructuring charges and other in the accompanying consolidated statement of operations (see
Note 8).


Stock-Based Compensation Plans

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on net income and net income per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.


Restricted Stock

         Restricted stock grants are recorded as equity on the date of issuance with a corresponding amount recorded as deferred compensation. Deferred compensation is equal to the fair value of the related common stock on the date of issuance, and is amortized over the related restricted stock vesting period.


Earnings Per Share

         Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and potential common shares outstanding during the period if the effect of the potential common shares is dilutive (utilizing the treasury stock method). The Company's only potentially dilutive security is stock options. During 1996, 1997 and 1998, options totaling 475,895, 973,819 and 1,010,559, respectively, were excluded from the calculation of diluted net income (loss) per share since the result would have been anti-dilutive.


Comprehensive Income

         Effective at the beginning of fiscal 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the fiscal years ended 1996, 1997 and 1998, the Company's net income (loss) equaled its comprehensive income (loss).

Recently Issued Accounting Standards

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the cost of such software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 during fiscal 1999 will have a material effect on its financial statements.


 (3)  RELATED PARTY TRANSACTIONS


         The Company leases land and building space and certain equipment, furniture and improvements for four Old Chicago restaurants, and three Brewery restaurants located in Englewood, Colorado, Des Moines, Iowa and Boulder, Colorado from partnerships or corporations in which certain directors, stockholders or the President of the Company, or their affiliates, have partial or complete ownership interests. Certain leases also include provisions for additional rent based on the difference between base rent and 6% of gross retail revenues. The Company incurred related expense of $603,695, $634,332 and $1,100,254, which included additional rents of $153,845, $95,686 and $134,530, during 1996, 1997 and 1998, respectively. Management believes these terms are no less favorable to the Company than could be obtained from third parties.

         Prior to August 1996, the Company obtained its employee health insurance coverage with Concept Restaurants, Inc. ("Concept"), a restaurant management company wholly owned by two stockholders of the Company, including the President of Company, who in turn contracted with a third party insurance company. Premiums paid were determined by the insurance company and were based on total number of employees. Included in restaurant salaries and benefits were premiums paid to Concept of $231,011 during 1996. Premiums paid to Concept for health insurance coverage of administrative and supervisory staff were included in general and administrative expenses, and totaled $96,528 during 1996. In August 1996, the Company began administering its own self-funded employee health insurance plan (see Note 11).

         During 1996 and 1997, the Company paid $100,000 to a corporation owned by a stockholder, also a director and current President of the Company, for consulting services performed relating to site selection and design for the Company's new restaurants. Management believes all such payments were reasonable based on the services received and were no less favorable to the Company than could be obtained from an unrelated party.

         During 1996, 1997 and 1998, the Company paid approximately $601,000, $464,000 and $132,000, respectively, to a company owned by a stockholder, also a director and current President of the Company, for certain food products used in the Company's restaurants. Management believes all such payments were reasonable and no less favorable to the Company than could be obtained from an unrelated party.

         During 1996 and 1997, two separate companies, each wholly-owned by two different directors of the Company, provided strategic planning and development consulting services to Rock Bottom, and advertising and marketing services, respectively, to the Old Chicago and Brewery restaurants. Fees paid to the former company totaling $71,688 and $24,413, respectively, are included in general and administrative expenses and fees paid to the latter totaling $13,996 and $816, respectively, are included in selling expenses in the accompanying consolidated statements of operations.


(4)  PROPERTY AND EQUIPMENT


         Property and equipment as of December 28, 1997 and December 27, 1998 is as follows:

                                                                                          1997              1998
                                                                                       ----------        ----------

         Land                                                                         $ 5,885,711      $  5,527,087
         Buildings and leasehold improvements                                          54,903,150        60,318,706
         Furniture, fixtures and equipment                                             43,919,404        47,101,540
         Construction-in-progress                                                       2,719,135         5,624,740
         Less:  Accumulated depreciation and amortization                             (17,395,218)      (24,139,857)
                                                                                       ----------        ----------
                                                                                      $90,032,182       $94,432,216
                                                                                       ==========        ==========

(5)  INVESTMENT IN JOINT VENTURE

         In July 1996, the Company acquired an indirect 50% equity interest in Trolley Barn Brewery, Inc. ("Trolley Barn") in exchange for 452,073 shares of the Company's common stock. The Company accounted for its investment in Trolley Barn under the equity method. At closing, the investment in joint venture carrying amount exceeded the Company's equity in Trolley Barn's underlying net assets by approximately $4.5 million, representing goodwill which was being amortized over 35 years.

         In connection with the acquisition, the Company agreed to certain licensing and development arrangements whereby Trolley Barn was able to develop restaurants throughout the southeastern United States under the names Rock Bottom Restaurant & Brewery, Sing Sing and Old Chicago.

         During November 1998, the Company sold its equity interest in Trolley Barn to Trolley Barn for $7 million. In connection therewith, Trolley Barn's rights to develop restaurants throughout the southeastern United States were terminated and the Company was released from its guarantee of Trolley Barn's debt. However, the Company did grant certain license rights to Trolley Barn whereby Trolley Barn can continue to use certain licensed trademarks and tradenames owned by the Company for two existing restaurant locations, such use limited to the duration of the remaining lease terms, including option renewal periods.

         Goodwill amortization expense of $66,340, $135,139 and $110,218 during 1996, 1997 and 1998, respectively, is netted against the investment balance.

         The Company recorded a $728,194 gain on sale of its investment in Trolley Barn during the year ended December 27, 1998, based on the excess of the selling price over the Company's recorded investment balance, less transaction and certain other costs.

(6)  ASSETS HELD FOR DISPOSITION

         Assets held for disposition represents the net book value of property and equipment held for sale or disposition and no longer used in operations. Included in this amount is $1,234,482 related to land, building and improvements for the Old Chicago restaurant in Salem, Oregon, which was closed in July 1998 and is under contract for sale. Additionally, $307,645 is included for an owned parking lot located in Houston, Texas, currently listed for sale. The net book value of all assets held for disposition approximates the estimated net realizable value.

         In October 1998, the Company sold certain assets located at its Rock Bottom Restaurant & Brewery restaurant in Fresno, California (which commenced operations during 1997), including substantially all leasehold improvements, furniture and equipment, and assigned to the buyer its rights and obligations under the lease. The Company received proceeds of $2.1 million from this transaction and recorded a gain on sale of $451,055, included in restructuring charges and other for the year ended December 27, 1998.

         The Company recorded income (loss) from operations for the restaurant located in Salem of $68,144, $59,116 and $18,663 and Fresno of $0, $(58,093) and
$(33,523) during fiscal 1996, 1997 and 1998, respectively.

(7)  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt as of December 28, 1997 and December 27, 1998 is as follows:

                                                                                         1997              1998
                                                                                      ----------       -----------
         Mortgage note  payable to a bank,  interest at 9%,  secured by land and building in Chicago, Illinois,  assignment of rents thereon and other assets,  principal and interest  payable in monthly  installments  of
           $25,615, balloon payment of $2,015,320 due at maturity in July 2001.      $ 2,381,866       $ 2,288,790
         Note payable to landlord, interest at 12.5%, principal and interest
           payable in quarterly installments, fully prepaid in January 1999.             107,975            85,743
                                                                                      ----------        ----------
                                                                                       2,489,841         2,374,533
         Less--current portion                                                          (115,308)         (179,184)
                                                                                      ----------        ----------
                                                                                     $ 2,374,533       $ 2,195,349
                                                                                      ==========        ==========

         The Company has a $40 million bank revolving credit facility, as amended (the "Credit Facility"), secured by substantially all assets of the Company, which matures on July 27, 1999. Interest accrues on the average outstanding balance at either the prime rate or at the Company's election, at LIBOR plus 1.5% to 2.5%, and is paid quarterly in arrears (weighted average interest rate of 7.48% and 8.07% during 1997 and 1998, respectively, and a weighted average rate of 7.58% and 7.76% at December 28, 1997 and December 27, 1998, respectively). These interest rates are adjustable depending on the Company's ratio of total debt to cash flow, as defined. A commitment fee of .25% on the unused availability is due quarterly during the revolving credit period. Under the terms of this agreement, the Company is subject to certain financial covenants and ratios, restrictions on investments and acquisitions and other restrictions. During the first quarter of 1999, the Company began negotiations with the lender to extend the Credit Facility maturity date to July 2000.

         The minimum and maximum borrowings outstanding under the Credit Facility during 1997 were $8.5 million and $27.7 million, respectively, and during 1998 were $18.6 million and $29.1 million, respectively.

         During  1996,  1997  and  1998,   interest   expense  of  approximately
$195,000,  $378,000  and  $274,000,   respectively,  was  capitalized  in  total
construction costs of new restaurants.

         Principal payments due on the outstanding balance of long-term debt and the Credit Facility as of December 27, 1998, including the prepayment of the note payable to landlord during January 1999, are as follows:

         1999                                 $ 19,237,710
         2000                                      110,708
         2001                                    2,076,115
                                                ----------
        Total                                 $ 21,424,533
                                                ==========

         The Company has entered into capital lease and other financing obligations for land, buildings and improvements, and for certain computer hardware and software used in the corporate office. Future minimum lease payments required under these obligations, together with the present value of the net minimum lease payments at discount rates ranging from 8% to 18%, are as follows as of December 27, 1998:

         1999                                           $   501,452
         2000                                               312,792
         2001                                               312,792
         2002                                               328,080
         2003                                               371,396
         Thereafter                                       3,382,531
                                                         ----------
         Minimum lease payments                           5,209,043
         Less: Amount representing interest              (2,728,313)
                                                         ----------
         Present value of net minimum lease payments      2,480,730
         Less: Current portion                             (224,825)
                                                         ----------
                                                        $ 2,255,905
                                                         ==========

         The Company sold the land and buildings for the Englewood, Colorado restaurant during the third quarter of 1997 and the Des Moines, Iowa restaurant during the first quarter of 1998 to two separate partnerships in which one of the Company's directors has a beneficial interest. The properties were then leased back by the Company. Proceeds allocable to the land for each transaction were reported as a sale and included in cash flows from investing activities for the respective periods. Proceeds allocable to the buildings were accounted for as a financing. Cash flows from financing activities include $1.2 million and $1.1 million for 1997 and 1998, respectively, which are reported as long-term obligations. Rental payments made are allocated to interest expense and reduction of these obligations. The table of future minimum lease commitments above includes payments related to the long-term obligations. The cost of the buildings remains in property, plant and equipment and is being depreciated over the terms of the leases. As of December 28, 1997 and December 27, 1998, the related amount recorded as financing totaled $1,196,370 and $2,283,355, respectively.

(8)  RESTRUCTURING CHARGES

         During 1997, the Company approved a plan to reduce restaurant expansion, suspend development of new Old Chicago restaurants and close two Rock Bottom Restaurant & Brewery restaurants and two Old Chicago restaurants during early 1998. Such steps were part of an overall restructuring effort to improve restaurant operating profit. As a result of these decisions, the Company incurred a pre-tax restructuring charge of approximately $9.7 million. Such charge included the estimated costs accrued to close these four restaurants of approximately $3.9 million, write-downs of certain assets to their net realizable value totaling approximately $5.5 million, and expenses related to the elimination of certain corporate office overhead in response to the planned reduction in future growth totaling approximately $272,000.

         During early 1998, the Company closed the Old Chicago restaurants located in Evergreen, Colorado and Gladstone, Missouri, and the Rock Bottom Restaurant & Brewery restaurants located in Houston, Texas and Overland Park, Kansas. The four restaurants incurred losses from operations totaling $862,000 and $1.0 million during fiscal 1996 and 1997, respectively.

         During the second quarter of 1998, the Company settled its lease obligation for the Old Chicago restaurant located in Gladstone, Missouri, which was closed in January 1998, and has no further obligations under the Gladstone lease. As the cost of this settlement together with all other exit costs was less than the previously accrued amount, income of approximately $14,000 is included in restructuring charges and other in the accompanying 1998 consolidated statement of operations.

         During the third quarter of 1998, the Company executed a sublease agreement for its Rock Bottom Restaurant & Brewery restaurant in Houston, Texas, which was closed in February 1998. The sublease term runs from July 1998 to June 2001, with renewal options through August 2009. Substantially all other provisions of the sublease agreement are similar to the Company's obligations under its existing lease agreement, which lease agreement expires August 2009. The Company also conveyed certain assets to the sub-lessee in exchange for $100,000. Based on the terms of this agreement, the Company revised its estimated costs to close this restaurant. As such estimate was less than the previously accrued restructuring charge liability, income of approximately $177,000 is included in restructuring charges and other in the accompanying 1998 consolidated statement of operations.

         During the fourth quarter of 1998, the Company executed an agreement with the new owner ("Owner") of the property leased by the Company for its Old Chicago restaurant in Evergreen, Colorado. The agreement provided for a full release of the Company's obligations under the existing lease agreement, with certain assets owned by the Company conveyed to the Owner. As the cost of this settlement together will all other exit costs was less than the previously accrued amount, income of approximately $157,000 is included in restructuring charges and other in the accompanying consolidated statement of operations.

         Management believes that the remaining accrued restructuring charges applicable to restaurants closed during the first quarter of 1998 are sufficient to cover the related costs associated with the ultimate disposition of all assets and obligations related to these locations.

(9)  INCOME TAXES

         Income tax expense (benefit) consists of the following:

                                                                      1996                1997              1998
                                                                   ----------         -----------        ----------
         Federal                                                  $ 1,197,386        $ (2,118,577)      $ 2,005,357
         State                                                        280,923            (448,973)          521,164
                                                                    ---------          ----------         ---------
                                                                    1,478,309          (2,567,550)        2,526,521
         Cumulative effect item                                            --                  --          (764,532)
                                                                    ---------          ----------         ---------
                  Total                                           $ 1,478,309         $(2,567,550)      $ 1,761,989
                                                                    =========          ==========         =========

         Current                                                  $ 1,259,577         $   895,208       $ 1,103,044
         Deferred                                                     218,732          (3,462,758)        1,423,477
                                                                    ---------          ----------         ---------
                                                                    1,478,309          (2,567,550)        2,526,521
         Cumulative effect item (all deferred)                             --                  --          (764,532)
                                                                    ---------          ----------         ---------
                  Total                                           $ 1,478,309         $(2,567,550)      $ 1,761,989
                                                                    =========          ==========         =========


Deferred tax assets and liabilities as of December 28, 1997 and December 27, 1998 consist of the following primary components:

                                                                                           1997              1998
                                                                                          ------           -------
         Current deferred tax assets (liabilities):
           Preopening costs                                                           $  (448,490)     $        --
           Accrued restructuring costs                                                    332,281           51,328
           Deferred insurance and self-insurance                                           68,773          284,279
           Capitalized inventory costs and other                                          266,650          354,137
                                                                                          -------          -------
         Net current deferred tax assets                                              $   219,214      $   689,744
                                                                                          =======          =======

         Long-term deferred tax assets (liabilities):
           FICA and rehabilitation tax credits                                        $ 2,478,765      $ 3,519,188
           Valuation allowance against tax credits                                     (1,254,257)      (1,549,564)
           AMT tax credit                                                                 277,774          466,282
           Accrued restructuring costs                                                    566,974          292,000
           Property, equipment and other                                                  220,406       (1,671,426)
           Restricted stock                                                                45,147          148,854
                                                                                       ----------        ---------
         Net long-term deferred tax assets                                            $ 2,334,809      $ 1,205,334
                                                                                       ==========        =========

         At December 27, 1998, the Company had federal FICA and rehabilitation tax credit carryforwards of $3,519,188. The carryforwards will begin to expire in 2009. The valuation allowance relates to a portion of the tax credit carryforwards. It is the opinion of management that due to alternative minimum tax limitations and the relatively volatile nature of the restaurant industry, it is more likely than not that a portion of these tax credit carryforwards will expire before the Company is able to realize their benefit. If the acquisition transaction (see Note 1) is completed, the Company's utilization of tax credit carryforwards existing immediately prior to the acquisition transaction will be subject to certain limitations.

          The following table reconciles the federal statutory income tax rate to the Company's effective income tax rate applicable to income (loss) before income taxes and cumulative effect of accounting change:

                                                                            1996          1997         1998
                                                                            ----          ----         ----
    Provision (benefit) for income taxes at federal statutory rate          34.0%        (34.0)%       34.0%
    Permanent differences and other                                          2.9           2.2          3.3
    Tax credits                                                            (20.4)        (12.7)       (17.4)
    Valuation allowance against tax credits                                  6.0          12.7          3.8
    Tax vs. book difference in basis of investment in joint venture at sale   --            --          4.1
    State income taxes, net of federal benefit                               4.4          (3.6)         4.7
                                                                            ----          ----         ----
Effective income tax rate                                                   26.9%        (35.4)%       32.5%
                                                                            ====          ====         ====

 (10)  STOCKHOLDERS' EQUITY

Executive Bonus Plans

         In April 1996, the Company adopted an Executive Bonus Plan. Under the plan, certain executive officers received a bonus equal to a percentage of their yearly salary, the majority of which was paid in restricted common stock. The bonus was awarded based on achieving certain annual financial goals, and in February 1997 the Company issued 65,145 shares of restricted stock pursuant to this plan. The restricted common stock shall vest, and trading restrictions on those shares shall lapse, three years from the date of issuance, provided the executive continues to be an employee of the Company. In the event of a change of control, all restrictions on these shares lapse.

         In April 1997, certain executive officers executed long-term incentive agreements with the Company as a component of their 1997 total compensation package. The agreements provided for restricted common stock grants totaling 104,000 shares, all of which vest on December 31, 2006, provided the executive continues to be an employee of the Company. The vesting of such stock grants may be accelerated to December 31, 2000 if specified cumulative earnings targets are met as of that date. In the event of a change of control, as defined, restrictions on 50% of these shares will lapse immediately.

         During 1997, 1998 and subsequent to year end, the Company canceled 54,423, 5,459 and 10,289 restricted shares, respectively, issued to executives pursuant to these bonus plans as such individuals were no longer employees of the Company.

Stock Option Plans

         Rock Bottom adopted an Equity Incentive Plan (the "Employees' Plan") effective July 21, 1994. The Employees' Plan was amended in June 1996, May 1997 and May 1998, to increase the total number of shares of the Company's common stock authorized for issuance from 1,000,000 shares to 1,800,000 shares. Additionally, the Employees' Plan provides for an automatic increase each year in the number of shares of common stock authorized equal to one-half of one percent of the then outstanding shares. As of December 27, 1998, 155,752 additional shares of common stock were authorized for issuance under this provision.

         The Employees' Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and nonstatutory stock options, as well as restricted stock grants, and is designed to serve as an incentive for hiring and retaining qualified and competent employees. The Compensation Committee of the Board ("Committee"), or its designee, administers and interprets the Employees' Plan. Options are granted under the Employees' Plan on such terms and at such prices as determined by the Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Options granted under this plan vest annually over three years from date of grant.

         On January 23, 1998, the Company exchanged 508,868 newly granted options for 616,817 of its then 853,785 outstanding options under the Employees' Plan, with all new options priced at a $7.00 exercise price. All other terms (vesting, expiration, etc.) of the exchanged options were unchanged. Options received from the exchange were cancelled and had exercise prices ranging from $8.00 to $25.75. The quantity of newly granted options was based on each participant maintaining the total fair value (based on the Black-Scholes option pricing model using assumptions existing at the exchange date) of options held immediately before the exchange. Options not exchanged pertained to individuals no longer employed by the Company.

         A summary of the status of the Employees' Plan as of December 29, 1996, December 28, 1997 and December 27,1998, and the changes during those periods is as follows:

                                                             1996              1997               1998
                                                             ----              ----               ----

           Outstanding at beginning of period                936,218           860,154           897,319
             Granted for exchange                                 --                --           508,868
             Other grants                                    155,200           224,650           305,162
             Exercised                                      (100,396)          (39,333)               --
             Canceled for exchange                                --                --          (616,817)
             Forfeited                                      (130,868)         (148,152)         (161,000)
                                                             -------           -------           -------
           Outstanding at end of period                      860,154           897,319           933,532
                                                             =======           =======           =======

           Exercisable at end of period                      319,041           487,548           480,271
                                                             =======           =======           =======

           Range of exercise prices, at end of period    $8.00-$30.47     $8.00-$25.75       $7.00 - $20.55
                                                         ============     =============      ==============

           Weighted average exercise prices:
             At beginning of period                         $ 12.35           $ 12.70         $  11.88
             At end of period                                 12.70             11.88             7.67
             Exercisable at end of period                     11.88             11.39             8.28
             Options granted (exchange & other)               11.78             10.93             7.00
             Options exercised                                 8.02              8.09              N/A
             Options canceled                                   N/A               N/A            12.15
             Options forfeited                                12.73             16.22            10.08

           Weighted average end of period
             remaining contractual life (in years)             8.14              7.62             7.43

           Weighted average fair value of options            $ 6.20            $ 4.97            $3.99
             granted during the period


         The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Employees' Plan:

                                                     1996                 1997                 1998
                                                     ----                 ----                 ----

                                                 Shares     Price     Shares     Price     Shares     Price
                                                 ------     -----     ------     -----     ------     -----
           Range of exercise prices
           ------------------------
           Weighted average exercise price
             for options outstanding:

                $ 5.00-$ 7.99                        N/A      N/A         N/A      N/A     784,198   $ 7.00
                $ 8.00-$ 9.99                    304,288   $ 8.03     264,955   $ 8.02     106,002     8.00
                $10.00-$13.99                    369,300    12.88     504,466    12.29         N/A      N/A
                $14.00-$17.99                     78,566    15.36      66,566    15.31         N/A      N/A
                $18.00-$25.75                    108,000   $23.30      61,332   $21.35      43,332   $20.55


           Weighted average exercise price for options exercisable:

                $ 5.00-$ 7.99                        N/A      N/A         N/A      N/A     330,937   $ 7.00
                $ 8.00-$ 9.99                    173,544   $ 8.03     264,955   $ 8.02     106,002     8.00
                $10.00-$13.99                     87,878    13.68     128,871    12.86         N/A      N/A
                $14.00-$17.99                     19,619    15.57      37,390    15.38         N/A      N/A
                $18.00-$25.75                     38,000   $23.43      56,332   $21.23      43,332   $20.55

           Weighted average remaining
             contractual life (in years):          Shares    Life      Shares      Life     Shares      Life
                                                   ------    ----      ------      ----     ------      ----
                $ 5.00-$ 7.99                        N/A      N/A         N/A       N/A    784,198      7.77
                $ 8.00-$ 9.99                    304,288     7.56     264,955      6.56    106,002      5.56
                $10.00-$13.99                    369,300     9.05     504,466      8.40        N/A       N/A
                $14.00-$17.99                     78,566     7.37      66,566      6.14        N/A       N/A
                $18.00-$25.75                    108,000     7.25      61,332      7.37     43,332      6.34

         The weighted average fair value of each option grant (including exchanges) has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                  1996                    1997                  1998
                                                  ----                    ----                  ----
           Dividend rate                           0 %                     0 %                     0 %
           Expected volatility                    73 %                    54 %                    66 %
           Risk-free interest rate              5.85 %                  5.85 %                  4.55 %
           Expected life (in years):
                $ 5.00-$ 7.99                      N/A                      N/A                 1.5-3
                $ 8.00-$ 9.99                      3.5                      N/A                     3
                $10.00-$13.99                      4.0                        5                   N/A
                $14.00-$17.99                      4.5                      N/A                   N/A
                $18.00-$30.47                      N/A                      N/A                     3

         Rock Bottom has also adopted the Non-employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan was amended in May 1997 to increase the number of shares of common stock authorized for issuance from 75,000 shares to 100,000 shares. All stock options granted pursuant to the Directors' Plan vest equally over a one to two-year period from the date of grant.

         On January 23, 1998, the Company exchanged 62,027 newly granted options for all of the 76,500 outstanding options under the Directors' Plan, with all new options priced at a $7.00 exercise price. All other terms (vesting, expiration, etc.) of the exchanged options were unchanged. Options received from the exchange were cancelled and had exercise prices ranging from $8.875 to $25.75. The quantity of newly granted options was based on each participant maintaining the total fair value (based on the Black-Scholes option pricing model using assumptions existing at the exchange date) of options held immediately before the exchange.

         A summary of the status of the Company's Directors' Plan as of December 29, 1996, December 28, 1997 and December 27, 1998, and the changes during those periods is as follows.

                                                          1996                1997               1998
                                                          ----                ----               ----

           Outstanding at beginning of period            39,000              58,500             76,500
               Granted for exchange                          --                  --             62,027
               Other grants                              27,000              18,000             15,000
               Exercised                                 (7,500)                 --                 --
               Cancelled for exchange                        --                  --            (76,500)
                                                         ------              ------             ------
           Outstanding at end of period                  58,500              76,500             77,027
                                                         ======              ======             ======

           Exercisable at end of period                  27,750              51,000             62,027
                                                         ======              ======             ======

           Range of exercise prices, at end
           of period                                 $8.88 - $25.75      $8.88 - $25.75       $5.23-$7.00
                                                     ==============      ==============       ===========

           Weighted average exercise prices:
             At beginning of period                      $13.89              $13.74             $12.79
             At end of period                             13.74               12.79               6.79
             Exercisable at end of period                 14.58               14.07               7.00
             Options granted (exchange & other)           11.92                9.71               6.79
             Options exercised                             8.00                 N/A                N/A
             Options cancelled                              N/A                 N/A              12.79

           Weighted average end of period

             remaining contractual life (in years)         8.10                7.67               7.10

           Weighted average fair value of options
             granted during the period                   $ 6.11              $ 3.93             $ 3.24


         The following summary shows, for the price range indicated, the weighted average exercise price, weighted average price of options exercisable and the remaining contractual life of options granted under the Directors' Plan:


                                                       1996                      1997                    1998
                                                       ----                      ----                    ----

                                                Shares        Price       Shares      Price       Shares      Price
                                                ------        -----       ------      -----       ------      -----
           Range of exercise prices
           ------------------------
           Weighted  average exercise
           price for options outstanding:

           $   5.00 - $ 7.99                        N/A         N/A         N/A         N/A       77,027       $6.79
           $   8.00 - $ 9.99                       7,500      $ 8.88      19,500      $ 9.12         N/A         N/A
           $  10.00 - $13.99                      27,000       11.14      33,000       11.04         N/A         N/A
           $  14.00 - $17.99                      13,500       15.16      13,500       15.16         N/A         N/A
           $  18.00 - $25.75                      10,500       22.04      10,500       22.04         N/A         N/A


           Weighted average exercise
           price for options exercisable:

           $   5.00 - $ 7.99                         N/A         N/A         N/A         N/A      62,027       $7.00
           $   8.00 - $ 9.99                         N/A         N/A       3,750      $ 8.88         N/A         N/A
           $  10.00 - $13.99                      15,000       10.08      27,000       11.14         N/A         N/A
           $  14.00 - $17.99                       6,000       16.52       9,750       15.58         N/A         N/A
           $  18.00 - $25.75                       6,750       22.86      10,500       22.04         N/A         N/A

           Weighted average remaining
           contractual life (in years):           Shares       Life       Shares       Life       Shares       Life
                                                  ------       ----       ------       ----       ------       ----
           $   5.00 - $ 7.99                         N/A         N/A         N/A         N/A      77,027        7.10
           $   8.00 - $ 9.99                       7,500        9.16      19,500        9.08         N/A         N/A
           $  10.00 - $13.99                      27,000        8.54      33,000        7.85         N/A         N/A
           $  14.00 - $17.99                      13,500        6.41      13,500        5.41         N/A         N/A
           $  18.00 - $25.75                      10,500        8.37      10,500        7.37         N/A         N/A


         The weighted average fair value of each option grant (including exchanges) has been estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions:


                                                                      1996          1997         1998
                                                                      ----          ----         ----
           Dividend rate                                                0 %           0 %           0 %
           Expected volatility                                         73 %          54 %          66 %
           Risk-free interest rate                                   5.85 %        5.85 %        5.85 %
           Expected life (in years):
                $ 5.00 - $  7.99                                        N/A           N/A       1.5-3.0
                $ 8.00 - $  9.99                                  3.0 - 4.0           3.0           N/A
                $10.00 - $ 13.99                                  3.0 - 4.0           3.0           N/A
                $14.00 - $ 17.99                                  3.0 - 4.0           N/A           N/A
                $18.00 - $ 25.75                                  3.0 - 4.0           N/A           N/A



Stock-Based Compensation Plans

         The Company accounts for its stock-based compensation plans under APB 25, under which no compensation expense is recognized as all options have been granted at an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant. The Company has adopted the disclosure option of SFAS 123 whereby pro forma net income and net income per share information must be disclosed as if compensation expense had been recognized over the vesting period of stock options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model and assumptions described above.

         Using these assumptions, the fair value of the stock options granted in 1996, 1997 and 1998 was estimated to be approximately $1,128,000, $1,188,000 and $1,785,542, respectively, which under SFAS 123 would be amortized as compensation expense over the vesting period of the options. Had compensation cost been recorded consistent with SFAS 123 utilizing the assumptions detailed above, the Company's pro forma net income (loss) and diluted net income (loss) per share would have been as follows for the years ended December 29, 1996, December 28, 1997 and December 27, 1998:


                                                                 1996              1997             1998
                                                                 ----              ----             ----
           Net income (loss):
             As reported                                      $ 4,025,083     $ (4,691,344)     $3,997,662
             Pro forma                                        $ 2,745,745     $ (5,739,389)     $2,862,255

           Basic net income (loss) per share:
             As reported                                      $       .53     $       (.58)     $      .50
             Pro forma                                        $       .36     $       (.72)     $      .36

           Diluted net income (loss)  per share:              $       .52     $       (.58)     $      .50
             As reported                                      $       .36     $       (.72)     $      .36
             Pro forma

         Because the SFAS 123 method of accounting has not been applied to options granted prior to December 25, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Shareholder Rights Plan

         In December 1997, the Company's Board adopted a Rights Agreement under which the Common Stock holders of record as of December 12, 1997 received a dividend in the form of Preferred Stock Purchase Rights ("Rights"). The Rights permit the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock ("a unit") at an initial exercise price of $50 per unit under certain circumstances. The purchase price, the number of units of Preferred Stock and the type of securities issuable upon exercise of the Rights are subject to adjustment from time to time. The Rights expire on December 12, 2007, unless earlier redeemed or exchanged. Until a Right is exercised, the holder has no rights as a stockholder of the Company, including the right to vote or receive dividends. The Rights are exercisable only in certain situations, as defined in the Rights Plan, including (i) the acquisition of beneficial ownership of 15 percent or more of the Company's outstanding common stock by a person other than the company's Chairman of the Board, and (ii) a change in the composition of the Board over a period of 18 consecutive months or less such that 50% or more of the members of the Board who were directors at the beginning of such 18-month period cease to be directors during such period and are replaced by directors that were not unanimously elected or nominated by persons that were directors at the commencement of such 18-month period. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time prior to such time as a person or group has acquired 15 percent or more of the Company's common stock.

         On March 18, 1999, the company, pursuant to resolutions adopted by the Board of Directors on such date, gave its prior approval to RB Capital, RBR Acquisition Corp. and certain affiliates of the company for purposes of the Rights Plan, in connection with the execution and delivery by the company and such persons of the merger agreement and the voting agreement and the consummation of the transactions contemplated thereby.

(11)  COMMITMENTS AND CONTINGENCIES

  Lease Commitments

         The Company has entered into various operating leases for land, buildings and equipment, most of which contain renewal options and provisions for payments of real estate taxes, insurance and maintenance costs. In addition, certain leases contain contingent rentals based on a percentage of gross revenues, as defined. Total rent expense was $5,387,774, $ 7,602,314 and $7,476,149 in 1996, 1997 and 1998, respectively, including additional rent of $1,080,911, $1,267,431 and $1,316,030, respectively.

         Aggregate future minimum lease payments required under noncancelable operating leases at December 27, 1998 (which include commitments for four restaurants opening in 1999) are as follows:

                                                                        Total
                                                                      ---------
           1999                                                    $  7,086,135
           2000                                                       7,201,414
           2001                                                       7,077,506
           2002                                                       7,209,627
           2003                                                       7,352,389
           Thereafter                                                52,526,598
                                                                     ----------
               Total future minimum lease payments required        $ 88,453,669
                                                                     ==========

         The above amounts include the commitment for the Houston property, for which the Company has entered into a noncancelable sublease agreement (see Note
8) which provides for future minimum sublease payments of $214,500, $224,252 and $130,813 during fiscal 1999, 2000 and 2001, respectively.

Self-Funded Employee Health Insurance Plan

         Beginning August 1996, the Company began administering its own self-funded employee health insurance plan (the "Plan"). Employees contribute to the Plan based on pre-determined premium amounts and certain co-payment terms. The Company is then responsible for the remaining payment of covered claims up to $35,000 per person per annum, not to exceed an annual aggregate payment limitation ($1,041,650 for the plan year ended July 31, 1998, with an estimated similar limitation for the 1999 plan year), after which a third party insurer provides "stop loss" insurance protection to the Plan for payment of claims of any covered individual in excess of $35,000, but not to exceed $1 million per employee per lifetime. The Company records insurance expense equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported based on the best available information. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated expenses. All changes in expense estimates are accounted for on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

Litigation

         The Company is a party in certain legal proceedings that have arisen out of the ordinary course of business. Based upon advice of the Company's legal counsel, management believes that the costs of defending and resolving these legal matters will not have a material adverse effect on the Company.

(12)  SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

         The Company operates in two segments: Brewery and Old Chicago restaurant segments. Management has chosen to organize the Company around these segments based on differences in the menus, production element (micro-brewed beer) associated with the Brewery, operating margins, and expected return on investment.

         The Company's accounting policies for segments are the same as those described in Note 2. Management evaluates segment performance based on segment sales and net operating contribution. The following provides information on the Company's segments as of and for each of the three years in the period ended December 27, 1998:

                                                        1996                         1997                        1998
                                             --------------------------- ---------------------------- ---------------------------
                                               Brewery      Old Chicago      Brewery     Old Chicago     Brewery     Old Chicago
                                             ------------- ------------- -------------- ------------- ------------ --------------
Sales                                        $ 50,901,983   $ 58,328,162   $ 77,131,618  $ 73,116,612 $ 85,970,461  $ 74,131,129
Start up costs (Note 2)                      $         --   $         --   $         --  $         -- $  1,808,496  $         --
Depreciation and amortization                $  3,889,987   $  3,661,900   $  6,750,959  $  4,899,944 $  4,338,659  $  3,580,194
Restructuring charges and other,
net (Note 8)                                 $         --   $         --   $  8,522,646  $    701,607 $   (212,829) $     74,388
Net operating contribution                   $  4,855,516   $  6,368,002   $ (1,869,464) $  6,084,585 $ 10,959,970  $  8,290,582
Expenditures for property and equipment      $ 13,600,905   $ 14,848,720   $ 20,599,507  $  8,459,154 $ 16,571,823  $  1,844,589
Identifiable assets                          $ 43,027,299   $ 32,117,312   $ 55,910,797  $ 37,052,266 $ 61,864,568  $ 33,359,907


         Net  operating  contribution  represents  sales  less  all  direct  and
indirect  operating  expenses,   including  depreciation  and  amortization  and
excluding corporate overhead and corporate activities.

         The  following  is  a   reconciliation   of  segment   information   to
consolidated information:

                                                  1996            1997               1998
                                               -----------   ------------        -----------
Segment depreciation and amortization         $ 7,551,887    $ 11,650,903       $  7,918,853
Corporate depreciation and amortization           250,146         485,115            696,217
                                               ----------      ----------         ----------
Consolidated depreciation and amortization    $ 7,802,033    $ 12,136,018       $  8,615,070
                                               ==========      ==========         ==========

Segment restructuring charges and other, net  $        --    $  9,224,253       $   (138,441)
Corporate restructuring charges and other, net      1,364         482,283                 --
                                               ----------      ----------         ----------
Consolidated restructuring charges and other,
net                                           $     1,364    $  9,706,536       $   (138,441)
                                               ==========      ==========         ==========

Segment net operating contribution            $11,223,518    $  4,215,121       $ 19,250,552
Corporate depreciation and amortization          (250,146)       (485,115)          (696,217)
Corporate general and administrative           (5,619,612)     (9,073,514)        (9,818,376)
Corporate restructuring charges and other, net         --        (482,301)                --
                                               ----------      ----------         ----------
Consolidated income (loss) from operations    $ 5,353,760    $ (5,825,809)      $  8,735,959
                                               ==========      ==========         ==========

Segment expenditures for property and
equipment                                     $28,449,625    $ 29,058,661       $ 18,416,412
Corporate expenditures for property and
equipment                                         597,019       1,523,435            715,560
                                               ----------      ----------         ----------
Consolidated expenditures for property and
equipment                                     $29,046,644    $ 30,582,096       $ 19,131,972
                                               ==========      ==========         ==========


Segment identifiable assets                   $75,144,611    $ 92,963,063       $ 95,224,475
Corporate assets                                9,803,328    $ 14,450,332       $  7,272,386
                                               ----------     -----------        -----------
Consolidated total assets                     $84,947,939    $107,413,395       $102,496,861
                                               ==========     ===========        ===========


         From July 1996 to November 1998, the Company had an indirect 50% equity interest in Trolley Barn accounted for under the equity method of accounting (see Note 5). During the years ended December 29, 1996, December 28, 1997 and December 27, 1998, the Company recorded $221,941, $330,000 and $688,064 of equity in earnings of Trolley Barn. The Company recorded amortization expense of $66,340, $135,139 and $110,218 during the years ended December 29, 1996,
December 28, 1997 and December 27, 1998, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations. Also, the Company recorded a gain on sale of its investment in Trolley Barn of $728,194 during the year ended December 27, 1998.

(13)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents selected 1997 and 1998 quarterly financial data:

1997                                                 March 30             June 29      September 28       December 28
----                                               -----------          ----------     ------------       -----------
Revenues                                           $32,692,139         $37,431,711     $40,730,974        $39,393,406
Income (loss) from operations                        1,391,645           1,647,482      (3,100,475)        (5,764,479)
Income (loss) before taxes                           1,212,982           1,330,247      (3,489,154)        (6,312,969)
Net income (loss)                                      860,208             941,817      (2,239,317)        (4,254,052)
Diluted net income per share                       $       .11         $       .12     $      (.28)       $      (.52)

1998                                                 March 28             June 28       September 27       December 27
----                                               -----------          ----------      ------------       -----------

Revenues                                            $38,594,255         $40,043,577     $41,228,910       $40,234,848
Income from operations                                1,807,981           2,305,002       2,400,201         2,222,775
Income before taxes and cumulative effect             1,399,861           1,704,885       2,042,261         2,627,213
Cumulative effect of accounting change                1,250,037                  --              --                --
Net (loss) income                                      (305,131)          1,150,797       1,378,526         1,773,470
Diluted net (loss) income per share                 $      (.04)         $      .14      $      .17       $       .22

         Loss from operations during the fourth quarter of 1997 was impacted by a restructuring charge of $4.5 million (see Note 8), and incremental general and administrative expenses totaling $1.3 million for executive severance pay and costs associated with the Company's exploration of strategic alternatives.

         During the fourth quarter of 1998, the Company adopted the provisions of SOP 98-5 effective the beginning of fiscal 1998 (see Note 2). Consequently, the results of operations for the first three quarters of 1998 reported on Form 10-Q have been restated to reflect the adoption of SOP 98-5 as if occurring in the first quarter of 1998. As a result, income from operations and net income have been restated from the previously reported amounts for the first, second and third quarters of 1998 as follows:


                                                      March 28                June 28              September 27
                                                      --------                -------              ------------
Income (loss) from operations:
   Previously reported                              $ 1,182,877            $ 2,273,516             $ 2,448,506
   Restated                                           1,807,981              2,305,002               2,400,201
                                                     ----------             ----------              ----------
     Change                                         $   625,104            $    31,486             $   (48,305)
                                                     ==========             ==========              ==========
Net income (loss):
   Previously reported                              $   522,976            $ 1,129,552             $ 1,411,151
   Restated                                            (305,131)             1,150,797               1,378,526
                                                     ----------             ----------              ----------
     Change                                         $  (828,107)           $    21,245             $   (32,625)
                                                     ==========             ==========              ==========
Income (loss) per diluted share:
   Previously reported                              $       .06            $       .14             $       .18
   Restated                                                (.04)                   .14                     .17
                                                           ----                   ----                    ----
     Change                                         $      (.10)           $        --             $      (.01)
                                                           ====                  =====                    ====


ITEM 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                                              PART III

ITEM 10:  Directors and Executive Officers of the Registrant

         The following table sets forth the names, ages and positions of the company's directors and executive officers:

                                                                                               Class and Year
                                                                                                in Which Term
     Name                     Age                           Position                             Will Expire
     ----                     ---                           --------                            ------------
Frank B. Day                   66       Chairman of the Board, President and Chief Executive    Class III/2001
                                        Officer
Duncan H. Cocroft              55       Director                                                Class III/2001
Robert D. Greenlee             57       Director and Secretary                                  Class II/2000
Mary C. Hacking                51       Director                                                Class I/1999
Gerald A. Hornbeck             52       Director                                                Class I/1999
David M. Lux                   48       Director                                                Class II/2000
Arthur Wong                    66       Director                                                Class II/2000
William S. Hoppe               54       Executive Vice President,  Chief Financial Officer,     N/A
                                        and Chief Administrative Officer
Ned R. Lidvall                 45       Executive Vice President and Chief Operating Officer    N/A
Theresa D. Shelton             36       Vice President - Finance , Treasurer and Assistant      N/A
                                        Secretary
----------------------

         All executive officers hold office at the discretion of the Board of Directors.

         Frank B. Day. Mr. Day created the Rock Bottom Restaurant & Brewery and Old Chicago concepts and has supervised the operation of the company since the opening of the first Old Chicago restaurant in Boulder, Colorado in 1976. Mr. Day has served as the company's Chairman of the Board since the company's inception. In December 1997, Mr. Day was re-elected President and Chief Executive Officer, having previously served as Chief Executive Officer from the company's inception to December 1995. Mr. Day has more than 25 years of entrepreneurial experience in the restaurant and hospitality industry. In addition to the company's 62 restaurants, Mr. Day has ownership interests in 14 restaurants, two hotels and two casinos. Mr. Day serves as a director and officer of Black Hawk Gaming and Development, Inc. ("Black Hawk"), a public company that operates a casino in Black Hawk, Colorado. Mr. Day holds a B.A. and an M.B.A. from Harvard University.

         Duncan H. Cocroft. Mr. Cocroft has been a director of the company since February 1996. Since September 1997, Mr. Cocroft has served as Senior Vice President and Chief Administrative Officer of Kos Pharmaceuticals, Inc. From 1990 to 1997, Mr. Cocroft was Vice President of Finance and Chief Financial Officer of International Multifoods Corporation. From 1987 to 1990, Mr. Cocroft was Vice President and Treasurer of Smithkline Beckman (now Smithkline Beecham), a large pharmaceutical company. Mr. Cocroft received a B.S. in economics from the University of Pennsylvania, Wharton School of Finance and Commerce.

         Robert D. Greenlee. Mr. Greenlee has been Secretary and a director of the company since inception, and served as the Mayor of Boulder, Colorado from November 1997 to September 1998. Since 1988, Mr. Greenlee has served as President of Centennial Investment & Management Company, Inc., a private investment and consulting firm and, since 1991, has served as Chairman of the Board, Chief Executive Officer and President of Black Hawk. From 1975 to 1988, Mr. Greenlee owned and was Chief Executive Officer of Centennial Wireless, Inc., operator of KBCO (FM), Boulder, Colorado. Mr. Greenlee holds a B.A. in radio and television broadcasting and an M.A. in journalism and mass communications from Iowa State University, and was a candidate in November 1998 for the U.S. Congress in Colorado's Second District.

         Mary C. Hacking. Ms. Hacking has been a director of the company since September 1994. Since March 1995, Ms. Hacking has served as President and owner of Think Marketing, L.L.C., a full service marketing firm. Ms. Hacking served as President of Barnhart Advertising, Marketing and Public Relations, Inc. from 1990 to February 1995. From 1984 to 1990, Ms. Hacking was Vice President Marketing for VICORP Restaurants, Inc. Ms. Hacking holds a B.A. from the University of Wisconsin (Madison) and an M.A. from Fordham University.

         Gerald A. Hornbeck. Mr. Hornbeck has been a director of the company since September 1994. Mr. Hornbeck has over 25 years of restaurant management experience, including the responsibility for and opening of over 70 specialty restaurants. Mr. Hornbeck founded Concept Management, Inc., a strategic planning and organizational development consulting company in 1990 and serves as its President. In 1984, Mr. Hornbeck founded the Cooker Restaurant concept and served as Executive Vice President and director of Cooker Corporation, an operator of casual dining restaurants, from 1984 to 1989.

         David M. Lux. Mr. Lux is a founder and developer, with Mr. Day, of the Old Chicago concept, and has been a director of the company since inception. Since 1982, Mr. Lux has been a director and executive officer of Concept Restaurant Management C.S., Inc., a restaurant management services company that operates three restaurants in Colorado Springs, Colorado. Mr. Lux holds a B.S. in business administration from the University of Colorado.

         Arthur Wong. Mr. Wong was one of the founders of the company, and has been a director of the company since April 1995. Mr. Wong is also a principal in numerous private companies, which include computer software, hospitality, real estate, health care, retail, recreation and financial services. He received his B.A. from Ripon College.

         William S. Hoppe. Mr. Hoppe was elected Chief Administrative Officer in December 1997 in addition to his positions of Executive Vice President and Chief Financial Officer. Mr. Hoppe joined the company in May 1996 as Chief Financial Officer, Vice President and Treasurer, and was subsequently named Executive Vice President in November 1996. From 1993 to 1996, Mr. Hoppe was Executive Vice President and Chief Financial Officer for ZuZu, Inc., a restaurant chain specializing in quick service mexican food. From 1983 to 1993, Mr. Hoppe was founder and managing partner of Hoppe, Watson, and Company, a certified public accounting and consulting firm. During that time, Mr. Hoppe served as President of Chili's Beverage Company, a Brinker International affiliate, and President of Sfuzzi Beverage Company. Previously, Mr. Hoppe served as Controller and Chief Accounting Officer for Hunt International Resources Corporation, then franchisor of Shakey's Pizza Parlors. Mr. Hoppe is a Certified Public Accountant and holds a B.S. in accounting from Southern Illinois University and an M.B.A from Pepperdine University. Mr. Hoppe serves on the Executive Committee of the Board of Directors of the Colorado Restaurant Association.

         Ned R. Lidvall. Mr. Lidvall was elected Executive Vice President and Chief Operating Officer in December 1997. Mr. Lidvall served as Executive Vice President - Brewery Operations from November 1996 to November 1997, and from October 1995 to October 1996, Mr. Lidvall served as the company's Vice President - Operations. From May 1994 until September 1995, Mr. Lidvall was Vice President of Operations for On the Border Cafes Corporation, a division of Brinker International. From September 1991 until April 1994, Mr. Lidvall was President and Chief Operating Officer of On The Border Cafes Corporation, which was sold to Brinker International in May 1994. From January 1991 to September 1991, Mr. Lidvall served as Vice President of Food & Beverage / Purchasing for Chi-Chi's Mexican Restaurants. From 1988 to 1991, Mr. Lidvall was Vice President of Operations at Western Sizzlin, Inc. From 1980 to 1988, Mr. Lidvall moved from Mid-Atlantic Director of Service and Beverage to Vice President of Franchise Operations for Chi-Chi's Mexican Restaurants. Mr. Lidvall attended the University of Kentucky.

         Theresa D. Shelton. Ms. Shelton was elected Treasurer in December 1997 in addition to her positions of Vice President - Finance and Assistant Secretary. Ms. Shelton joined the company in October 1994 as Controller, and was elected Vice President - Finance in June 1996. From September 1985 to September 1994, Ms. Shelton was an audit manager with Arthur Andersen LLP, where she specialized in the hospitality, real estate and oil and gas industries. Ms. Shelton is a Certified Public Accountant and holds a B.S. in accounting from Colorado State University. She is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership with the Commission and The Nasdaq Stock MarketSM. Based solely upon its review of copies of the Section 16(a) reports and the written representations the Company has received, the Company believes that during its fiscal year ended December 27, 1998, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with their filing requirements, except for the following. A Form 5 report was filed late by each of the following individuals relating to options granted to them by the company and options repriced by the company during the fiscal year ended December 27, 1998: Mr. David Lux, Ms. Mary C. Hacking, Mr. Gerald A. Hornbeck, Mr. Duncan H. Cocroft, Mr. Frank B. Day, Mr. Arthur Wong, Mr. Ned R. Lidvall, Ms. Theresa D. Shelton, Mr. Robert D. Greenlee, and Mr. William S. Hoppe.

ITEM 11:  Executive Compensation

         The following table sets forth the compensation paid by the company to its Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, whose individual salary and bonus exceeded $100,000 during the fiscal year ended December 27, 1998.

                                                    Summary Compensation Table

                                                                                                Long Term
                                                       Annual Compensation                 Compensation Awards
                                            -----------------------------------------    -----------------------
                                                                             Other         Restricted   Securities
                                                                             Annual          Stock      Underlying   All Other
                                                                          Compensation     Award(s)      Options     Compen-
Name and Principal Position          Year   Salary($)          Bonus($)       ($)(1)     ($)(2)(3)(4)    (#)(5)      sation
---------------------------          ----   ---------         --------        ------      ---------      ------       ----
Frank B. Day ..................      1998    200,000    (6)        ---           ---            ---      64,420        ---
  President, Chief Executive         1997    100,000    (6)        ---           ---            ---      23,000        ---
  Officer, and Chairman of the       1996    100,000    (6)        ---           ---         97,116      32,500        ---
  Board

William S. Hoppe .............       1998    155,000               ---           ---            ---      62,270        ---
  Executive Vice President, Chief    1997    145,000               ---           ---        253,000      20,000        ---
  Financial Officer and Chief        1996     83,077               ---        56,967        101,289      40,000        ---
  Administrative Officer

Ned R. Lidvall ................      1998    155,000               ---           ---            ---      58,100        ---
  Executive Vice President and       1997    130,000               ---        43,287        253,000      20,000        ---
  Chief Operating Officer            1996    135,000               ---           ---         98,430         ---        ---

Theresa D. Shelton ............      1998    114,159            13,606           ---            ---      37,759        ---
 Vice President Finance, Treasurer   1997     96,000            24,625           ---            ---       5,000        ---
 and Assistant Secretary             1996     89,712             5,750           ---            ---      15,000        ---

William R. Edmiston(7).........      1998    155,000               ---           ---            ---      73,402    183,000
  Executive Vice President and       1997    145,000               ---           ---        253,000      20,000        ---
  Chief Development Officer          1996    135,000               ---           ---         95,173         ---        ---

---------------------------
(1)  Other   Annual   Compensation   includes    $47,425    and    $29,219   for
     reimbursement  of Mr.  Hoppe's  and Mr.  Lidvall's   relocation   expenses,
     respectively, and $12,390 for Mr. Lidvall's car allowance.

(2) Fiscal 1997 includes restricted stock awards made pursuant to a Long Term Incentive Plan agreement (see below): Mr. Hoppe - 23,000 shares, Mr. Lidvall - 23,000 shares and Mr. Edmiston - 23,000 shares. The closing sale price for a share of Common Stock on the date of grant was $11.00 per share.

(3) Fiscal 1996 includes restricted stock awards made in February 1997 but earned in 1996 pursuant to the 1996 Executive Bonus Plan (see below): Mr. Day - 10,499 shares, Mr. Hoppe - 9,921 shares, Mr. Lidvall - 9,554 shares and Mr. Edmiston - 10,289 shares. The closing sale price for a share of Common Stock on the date of grant was $9.25 per share.

(4) The total number of restricted stock awards outstanding, valued as of December 27, 1998, was: Mr. Day - 10,499 shares valued at $56,432, Mr. Hoppe - 32,921 shares valued at $176,950, Mr. Lidvall - 32,554 shares valued at $174,978 and Mr. Edmiston - 33,289 shares valued at $178,928. Holders of restricted stock are eligible to receive dividends, if any.

(5) Fiscal 1998 includes stock options issued in exchange for options with a higher exercise price (see below): Mr. Day - 44,420 options, Mr. Hoppe - 52,270 options, Mr. Lidvall - 48,100 options, Ms. Shelton - 30,259 options and Mr. Edmiston - 63,402 options.

(6)  Amounts  represent   payments  to  FBD  Management  Corp.   for  consulting
     services during 1996 and 1997, and for compensation as chief executive officer during 1998.

(7) All Other Compensation includes severance amount payable to Mr. Edmiston who resigned his positions with the company effective January 15, 1999.

Restricted Stock Awards

         The company's 1996 bonus program for executive officers ("Executive Bonus Plan") was designed to provide direct financial incentives in the form of restricted stock to executives to achieve specified company goals. Under the Executive Bonus Plan, the Compensation Committee, based on recommendations from the Chief Executive Officer, established target financial goals. The company achieved the target financial goals during 1996, and in February 1997 awarded 40,263 shares of restricted stock to the named executive officers. The restricted common stock shall vest, and trading restrictions on those shares shall lapse, three years from the date of issuance, provided the executive continues to be an employee of the company. Restricted shares granted to Mr. Edmiston totaling 10,289 were cancelled effective with his resignation.

         During 1997, the company executed Long-Term Incentive Plan agreements with Messrs. Hoppe and Lidvall. The agreements provide for restricted stock grants as an incentive to continually improve the financial performance of the company. The restricted shares vest on December 31, 2006 provided the executive continues to be an employee of the company. Vesting on such shares may be accelerated to December 31, 1999 if cumulative target financial goals for the three years ending December 31, 1999 are achieved. The company also executed a Long-Term Incentive Plan agreement with Mr. Edmiston which terminates on July 15, 1999, as a result of his resignation (see "Executive Compensation - Severance Agreement").

          In the event of a change of control, as defined by the provisions in the respective restricted stock agreements, restrictions on 100% and 50% of the shares awarded pursuant to the Executive Bonus Plan and the Long-Term Incentive Plan, respectively, shall lapse immediately. Additionally, the transactions contemplated by the merger with RB Capital are deemed to be a change of control pursuant to the terms of the merger agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger with RB Capital").

Management Employment Agreements

         The company has management employment agreements (the "Management Agreements") with Messrs. Hoppe and Lidvall that were entered into in July 1997 and amended in January 1998. The Management Agreements provide for, among other things, initial base salaries, plus such salary increases approved by the Board of Directors or the Compensation Committee, and annual cash bonuses. If an employee is terminated without cause, as defined, the Management Agreements provide for continued base salary payments for twelve months. If an employee is terminated following a change of control, as defined, the number of periods for which base salary continues increases to 18 months. The Management Agreements expire on June 30, 1998, unless terminated earlier, and are automatically renewed for successive one-year periods unless the employee or the company notifies the other party in writing. The transactions contemplated by the merger with RB Capital are deemed to be a change of control pursuant to the terms of the merger agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger with RB Capital"). The company also had a Management Agreement with Mr. Edmiston that was cancelled effective with his resignation (see "Executive Compensation - Severance Agreement").

Severance Agreement

         Effective January 15, 1999, Mr. Edmiston resigned his positions with the company. In connection with his resignation, Mr. Edmiston is deemed to be an employee through July 15, 1999 but with no specific duties or responsibilities. He is also eligible for certain other fringe benefits during this period including continued vesting of his stock options and rights to 23,000 shares of restricted stock granted pursuant to the Long-Term Incentive Plan agreement. Mr. Edmiston forfeited his rights to 10,289 shares of restricted stock, and received the right to severance payments totaling $183,000.

Equity Incentive Plan

         The purpose of the Rock Bottom Restaurants, Inc., Equity Incentive Plan is to enable the company to attract, retain and motivate its employees and to enable employees to participate in the long-term growth of the company by providing for or increasing the proprietary interest of such employees in the company. Grants to executive officers under the Equity Plan are designed to align a portion of the executive's compensation with the long-term interests of the company's stockholders. The Equity Plan became effective upon consummation of the company's initial public offering in July 1994 and terminates June 3, 2004. The Equity Plan currently provides for the issuance of 1,955,752 shares of common stock. The Equity Plan also provides that the number of shares authorized for issuance automatically increase each year by an amount equal to the number of shares equal to one-half of one percent of the company's then issued and outstanding shares (cumulative increases of 155,752 shares as of March 26, 1999).

         The Equity Plan is administered by the Compensation Committee with respect to grants to executive officers, and by Mr. Day for all other grants. Subject to the terms of the Equity Plan, the Compensation Committee or Mr. Day determines the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, the type of consideration to be paid to the company upon exercise of options and the terms of any option. The Equity Plan also provides that in the event of a change of control, as defined, options outstanding under the Equity Plan become fully vested. The transactions contemplated by the merger with RB Capital are deemed to be a change of control pursuant to the terms of the merger agreement

         Under the restricted stock component of the Equity Plan, the company may, in selected cases, issue to a plan participant a given number of shares of restricted stock. Restricted stock under the Equity Plan is Common Stock restricted as to sale, pending fulfillment of such vesting schedule and employment requirements as the Compensation Committee determines. Prior to the lapsing of the restrictions, the participant is entitled to receive distributions in liquidation and dividends on, and to vote the shares of, the restricted stock.

         In January 1998, the Board of Directors, upon recommendation of the Compensation Committee, offered all current employees and directors the opportunity to exchange all of their outstanding options for a lesser number of new options with a $7.00 exercise price. The value of the new options obtainable in the exchange was the same as the value of the outstanding options based on a Black-Sholes option valuation model. Thus, each option holder had the ability to obtain a reduced number of options with the same value, based on the Black-Sholes model, in exchange for all of the holder's outstanding options. Substantially all option holders agreed to exchange their options and to forego exercising any options for six months. The Compensation Committee and the Board believed the offer to exchange options was necessary to serve the plans' objectives in light of average option exercise prices significantly exceeding market prices, and that the offer to exchange options of equal value with previously granted options was in the best interests of the company and its stockholders.

         On March 18, 1999, the company executed an amendment to the Equity Plan providing for the ability of the Compensation Committee to exercise certain discretionary authority in the event of a change of control.

         The following table sets forth information as to the stock options granted to the named executive officers during the 1998 fiscal year. No stock appreciation rights were awarded during fiscal 1998.

                                         Option Grants in Last Fiscal Year



                                Number of       Percentage of                                    Potential Realized Value
                                Securities      Total Options                                        at Assumed Annual
                                Underlying        Granted to       Exercise                        Rates of Stock Price
                                 Options        Employees in        Price      Expiration           Appreciation ($)(1)
     Name                       Granted(#)       Fiscal Year     ($ / share)      Date               for Option Term
 -----------                    ----------      ------------     -----------      ----             -----------------
                                                                                                      5%        10%
                                                                                                     ---        ---
Frank B. Day                    20,000 (2)             2.4%          7.00       3/18/2003           57,520    174,517
                                18,773 (3)             2.2%          7.00       6/24/2001            7,203     31,080
                                 5,830 (3)             0.7%          7.00       7/22/2001            2,398     10,022
                                 2,766 (3)             0.3%          7.00       7/28/2002            2,180      7,208
                                17,051 (3)             2.0%          7.00       4/28/2007           48,079    138,238

William S. Hoppe                10,000 (2)             1.2%          7.00       3/18/2008           28,760     87,259
                                 9,936 (3)             1.2%          7.00       4/10/2006           23,147     66,268
                                24,839 (3)             3.0%          7.00       4/10/2006           57,866    165,665
                                 8,684 (3)             1.0%          7.00       12/28/2006          23,118     66,324
                                 8,811 (3)             1.0%          7.00       4/28/2007           24,844     71,434

Ned R. Lidvall                  10,000 (2)             1.2%          7.00       3/18/2008           28,760     87,259
                                14,121 (3)             1.7%          7.00       12/26/2005          31,061     88,960
                                16,484 (3)             2.0%          7.00       12/26/2005          36,258    103,846
                                 8,684 (3)             1.0%          7.00       12/28/2006          23,118     66,324
                                 8,811 (3)             1.0%          7.00       4/28/2007           24,844     71,434

Theresa D. Shelton               7,500 (2)             0.9%          7.00       3/18/2008           21,570     65,444
                                11,667 (3)             1.4%          7.00       9/30/2004           19,383     56,261
                                 1,445 (3)             0.2%          7.00       10/3/2005           3,030       8,686
                                 6,574 (3)             0.8%          7.00       8/7/2006           16,298      46,682
                                 6,231 (3)             0.7%          7.00       8/7/2006           15,448      44,246
                                 4,342 (3)             0.5%          7.00       12/28/2006         11,559      33,162

William R. Edmiston          10,000 (2)(4)             1.2%          7.00       3/18/2008           28,760     87,259
                             16,484 (3)(4)             2.0%          7.00       12/26/2005          36,258    103,846
                             29,423 (3)(4)             3.5%          7.00       12/26/2005          64,719    185,360
                              8,684 (3)(4)             1.0%          7.00       12/28/2006          23,118     66,324
                              8,811 (3)(4)             1.0%          7.00       4/28/2007           24,844     71,434
--------------


 (1) Assumed annual appreciation rates are set by the Commission and are not a forecast of future appreciation. The amounts shown are pre-tax and assume the options will be held throughout the entire term. Actual gains, if any, are dependent upon the future performance of the Common Stock as well as continued employment of the option holder through the vesting period.

 (2) Options granted are exercisable in three equal annual installments. All options have a 10 year term, except for Mr. Day's options which have a five year term.

 (3) Options granted were pursuant to an option exchange program approved by the Company's Board in January 1998 (see "Equity Incentive Plan").

 (4) Mr. Edmiston resigned his positions with the company effective January 15, 1998. Pursuant to Mr. Edmiston's severance agreement, all unvested options continue to vest under their existing schedules until July 15, 1999 at which time any remaining unvested options are immediately cancelled. All vested options remain exercisable for 90 days beginning July 16, 1999.

         The following information is furnished for the company's 1998 fiscal year with respect to the named executive officers for stock option exercises which occurred during fiscal 1998:

                                        Aggregated Option Exercises In Last
                                    Fiscal Year and Fiscal Year-End Option Values

                                                           Number of Securities          Value of Unexercised In-
                              Shares                      Underlying Unexercised           the-Money Options at
                           Acquired on      Value      Options at Fiscal Year End(#)         Fiscal Year-End($)(1)
Name                         Exercise    Realized($)   Exercisable     Unexercisable     Exercisable   Unexercisable
----                        ---------    -----------   ------------   --------------    ------------   -------------
Frank B. Day                        0            0         26,796           37,624               0               0
William S. Hoppe                    0            0         29,016           33,254               0               0
Ned R. Lidvall                      0            0         26,236           31,864               0               0
Theresa D. Shelton                  0            0         23,097           14,662               0               0
William R. Edmiston (2)             0            0         36,438           39,964               0               0

-----------------

(1) Based on the difference between the option exercise price ($7.00) and the closing sale price ($5.375) of a share of Common Stock as reported on the The Nasdaq Stock Market on December 24, 1998, the last trading day prior to the close of the company's 1998 fiscal year.

(2) Mr. Edmiston resigned his positions with the company effective January 15, 1998. Pursuant to Mr. Edmiston's severance agreement, all unvested options continue to vest under their existing schedules until July 15, 1999 at which time any remaining unvested options are immediately cancelled. All vested options remain exercisable for 90 days beginning July 16, 1999.

Compensation of Directors

         The company has adopted compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as nonemployee directors of the company. The company has six nonemployee directors. The company pays its nonemployee directors $1,000 for each meeting attended and reimburses each nonemployee director for reasonable expenses in attending company meetings. Under the Nonemployee Directors' Stock Option Plan (the "Directors' Plan"), nonemployee directors of the company receive stock options. Only directors who are not also employees of the company or any of its subsidiaries are eligible to participate in the Directors' Plan.

         The Directors' Plan provides for an automatic grant of an option to purchase 7,500 shares of Common Stock to each nonemployee director at the commencement of his or her initial term of service on the Board, which option will become exercisable at the rate of 3,750 shares on the first anniversary and 3,750 shares on the second anniversary of the initial date of grant. In addition, each nonemployee director will receive an automatic grant of an option to purchase 3,000 shares of Common Stock on each anniversary of the commencement of his or her initial term of service on the Board, which options vest one year from the date of grant. Upon the termination of a director's status following a change in control of the company, options outstanding under the Directors' Plan will immediately become fully vested and exercisable for a period of three months.

         Each option granted under the Directors' Plan expires ten years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the Common Stock on the date of grant of the option. Options granted to directors under the Directors' Plan will be treated as non-statutory stock options under the Internal Revenue Code of 1986, as amended. As of March 26, 1999, the company had granted options to purchase 80,027 shares of Common Stock under the Directors' Plan at a weighted average exercise price of $6.85 per share.

         The Board of Directors may amend the Directors' Plan at any time or may terminate such plan without the approval of the stockholders. However, stockholder approval is required for any amendment which materially increases the number of shares for which options may be granted, or changes in any material respect the benefits accruing to participants or the requirements as to eligibility in the plan.

Compensation Committee Interlocks and Insider Participation

         The company's Compensation Committee comprises David M. Lux, Duncan H. Cocroft, and Arthur Wong.

         The company leases the Old Chicago restaurants located on Tejon Street and Commerce Drive in Colorado Springs, Colorado from partnerships owned in part by Mr. Lux. The company also leases the Old Chicago restaurants in Fort Collins, Colorado, and Bettendorf, Iowa, and the brewery restaurants in Englewood, Colorado and Des Moines, Iowa, from corporations owned in part by Mr. Wong and/or his affiliates. Pursuant to these leases, the company paid $296,123 and $517,319, respectively, in the year ended December 27, 1998. See "Certain Relationships And Related Transactions - Affiliated Leases".


ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership the company's of common stock as of March 26, 1999, except as otherwise indicated: (i) by each person known by the company to own beneficially 5% or more of the outstanding shares of common stock, (ii) each executive officer named in the Summary Compensation Table and each director, and (iii) all directors and executive officers of the company as a group.

                                                                           Number of            Percentage of
                           Name                                              Shares             Common Stock (%)
ICM Asset Management, Inc. (1)............................                   952,350                 11.8%
601 W. Main Ave., Suite 600
Spokane, WA  99201
Dimensional Fund Advisors (1).............................                   466,500                  5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401
Frank B. Day (2)(3).......................................                 1,372,919                 17.0%
Duncan H. Cocroft (4).....................................                    12,564                   *
Robert D. Greenlee (2)(4).................................                   533,041                  6.6%
Mary C. Hacking (4).......................................                    13,591                   *
Gerald A. Hornbeck (4)....................................                    30,022                   *
David M. Lux (2)(5).......................................                   187,871                  2.3%
Arthur Wong (2)(4)........................................                   228,976                  2.8%
William S. Hoppe (4)(6)...................................                    83,646                  1.0%
Ned R. Lidvall (4)(6).....................................                    79,244                  1.0%
Theresa D. Shelton (4)....................................                    29,244                   *
William R. Edmiston (4)(6)................................                    83,905                  1.0%
All directors and executive officers as a group                            2,655,023                 31.8%
(11 persons) (7)..........................................
--------------------------

*Amount is less than one percent.

(1) Ownership interests are as of December 31, 1998.

(2) The Voting Agreement executed by Messrs. Day, Greenlee, Lux and Wong in connection with the proposed merger with RB Capital granted the Special Committee, on behalf of the company, an irrevocable proxy to vote such shares. By virtue of the Voting Agreement, each of Messrs. Day, Greenlee, Lux and Wong, together with RB Capital, have joined in the filing of a
     Schedule 13-D which indicates shared voting power over an aggregate of 2,354,080 shares.

(3) Includes 680,635 shares held in trusts of which Mr. Day is trustee, 10,499 shares of restricted stock and 39,147 shares subject to stock options exercisable currently or within 60 days

(4) Includes shares subject to stock options exercisable currently or within 60 days: Mr. Cocroft - 12,564 shares, Mr. Greenlee- 13,905 shares, Ms. Hacking
     - 13,591 shares, Mr. Hornbeck - 30,022 shares, Mr. Wong - 12,776 shares, Mr. Hoppe - 49,773 shares, Mr. Lidvall - 45,603 shares, Ms. Shelton- 27,044 shares and Mr. Edmiston - 60,905 shares.

(5) Includes 8,850 shares held in the David M. Lux Irrevocable Grantor Trust of which Mr. Lux is trustee, 3,000 shares held by DT Lux Ltd. of which Mr. Lux is the general partner, and 6,806 shares subject to stock options exercisable currently or within 60 days.

(6) Includes the following restricted stock awards: Mr. Hoppe - 32,921 shares, Mr. Lidvall -32,554 shares and Mr. Edmiston - 23,000 shares.

(7) Includes a total of 246,294 shares subject to stock options exercisable currently or within 60 days, and 98,974 shares of restricted stock.

Change of Control

         The Company entered into an Agreement and Plan of Merger with RB Capital, a newly-formed corporation organized by Mr. Frank B. Day, the company's Chairman of the Board, President and Chief Executive Officer, whereby RB Capital will acquire the company in a cash merger. Concurrent with the execution of the merger agreement, Mr. Day and Messrs. Greenlee, Wong and Lux, each a stockholder and a director of the company, executed a Voting Agreement, dated as of March 18, 1999. The parties agreed, among other things, to vote certain shares of common stock of the company beneficially owned by such persons in favor of the merger and each of the other transactions contemplated by the merger agreement at any meeting of the company's stockholders in connection with the merger (or otherwise to consent in writing thereto, as the case may be). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



ITEM 13:  Certain Relationships and Related Transactions

         Set forth below is a description of transactions entered into during the last fiscal year between the company and certain of its stockholders, officers and directors, and corporations or other organizations affiliated with such stockholders, officers and directors.

Affiliated Leases

         The company leases the Old Chicago restaurant in Fort Collins, Colorado from C. B. Partnership, a partnership that is 50% owned by 141 College Partnership. Messrs. Wong and Day own 12% and 10%, respectively, of 141 College Partnership. The lease term was renewed in June 1997 and will expire in May 2012. The annual base rent for 1998 was $97,400 and increases $2,400 annually. The company pays additional rent based on the difference between the base rent and 6% of gross sales. Pursuant to this lease, the company paid $136,849 (which included additional rent of $39,449) in the year ended December 27, 1998.

         The company  subleases  the Old  Chicago  restaurant  on Tejon  Street,
Colorado Springs, Colorado from Old Chicago Colorado Springs Limited Partnership, a partnership owned by Messrs. Day, Wong and Lux. The restaurant sublease, which was renewed on April 1, 1995 and amended on September 1, 1997, expires in March 2005. The initial base rent for years one through four under the sublease, as amended, is $147,600, and increases to $158,352 for years five through ten of the sublease. The company pays additional rent based on the difference between the base rent and 6% of gross sales. Pursuant to this lease, the company paid $156,363 (which included additional rent of $8,763) in the year ended December 27, 1998.

         The company leases the Old Chicago restaurant on Commerce Center Drive in Colorado Springs, Colorado from Lux/Day Northport Ltd., a partnership that is 94% owned by Messrs. Day and Lux. The lease term commenced in 1986, terminates in 2006 and provides for a monthly payment of $11,000 or 6% of sales, whichever is higher. Pursuant to this lease, the company paid $139,760 (which included additional rent of $7,760) in the year ended December 27, 1998.

         The company leases the Old Chicago restaurant in Bettendorf, Iowa, from Dulcet, LLC, an Iowa limited liability corporation in which Mr. Wong and his wife have a 33% ownership interest. The lease commenced in June 1996, terminates in 2011 and provides for a monthly payment of $6,250. The monthly payment increases to $7,078 in years six through ten and to $8,016 in years ten through fifteen. Pursuant to this lease, the company paid $75,000 in the year ended December 27, 1998.

         The company leases the brewery restaurant in Boulder, Colorado, from The 1123 Walnut Corporation, a corporation owned by Messrs. Greenlee and Day. The lease will expire in 1999 and provides for an annual base rent of $84,000. The company also pays additional rent based on the difference between the base rent and 6% of gross restaurant sales. Pursuant to the lease, the company paid $160,958 (which included additional rent of $76,958) in the year ended December 27, 1998.

         The company leases the brewery restaurant in Englewood, Colorado, from Zymotic, LLC, a Colorado limited liability company in which Mr. Wong and/or his affiliates own 34%. The lease commenced in July 1997, and terminates in June 2012, with the option to renew for four terms of 60 months each. The initial base rent for years one through five under the lease is $230,775, increases to $261,353 for years six through ten, and increases to $295,982 for years eleven through fifteen. Pursuant to this lease, the company paid $230,775 in the year ended December 27, 1998.

         The company leases the brewery restaurant in Des Moines, Iowa from B.W.C. Farms, Inc., an Iowa corporation in which Mr. Wong and/or his affiliates own 12.5%. The lease commenced in February 1998, and terminates in February 2013, with the option to renew for four terms of 60 months each. The initial base rent for years one through five under the lease is $230,775, increases to $261,353 for years six through ten, and increases to $295,982 for years eleven through fifteen. Pursuant to this lease, the company paid $211,544 in the year ended December 27, 1998.

         Management believes the terms of these leases are no less favorable to the company than those that could be obtained from unaffiliated third parties. All transactions with affiliated lessors or any other affiliate are subject to the approval of the company's disinterested directors and are on terms believed by such directors to be no less favorable to the company than those available from unaffiliated third parties.

Other Arrangements with Affiliates

         The company purchases certain of its pasta products used in the Old Chicago restaurants from Pasta Fresca Inc., a Colorado corporation owned 39% by Mr. Day. During 1998, the company paid approximately $132,000 to this company for such products.

         Additionally, RB Capital, an organization formed by Mr. Frank B. Day, and its wholly-owned subsidiary, has entered into a merger agreement with the company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Conflicts of Interest

         Certain of the above transactions will continue in effect and may result in conflicts of interest between the company and such individuals. In addition, Mr. Day, the company's President and Chief Executive Officer, owns interests in 14 other casual dining restaurants, two hotels and two casinos and serves in various capacities with other companies. Mr. Lux, a director of the company, owns interests in several of the restaurants in which Mr. Day owns an interest. The restaurants in which Mssrs. Day and Lux own interests may be considered to compete with the company's restaurants. The company's conflicts of interest policy, revised in May 1997, requires that all directors who are presented with an opportunity that is in the same line of business as that of the company may pursue such opportunity only after it is offered to the company, and the disinterested directors conclude that the company should not pursue such opportunity. Although Messrs. Day and Lux may owe fiduciary duties to the company and its stockholders, conflicts of interest may not always be resolved in a manner favorable to the company. In addition, under certain circumstances, the company is obligated to indemnify its officers and directors.


                                     PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Documents filed as part of this report:

              1.  Financial Statements.

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets as of December 28, 1997 and December 27, 1998

                    Consolidated   Statements  of  Operations  for  the  Years
                    Ended  December 29, 1996, December 28, 1997, and
                    December 27, 1998

                    Consolidated Statements of Stockholders' Equity for the Years Ended December 29, 1996, December 28, 1997, and December 27, 1998

                    Consolidated Statements of Cash Flows for the Years Ended December 29, 1996, December 28, 1997, and December 27, 1998

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

 2.1     --        Agreement and Plan of Merger, dated as of March 18, 1999, by and among Rock Bottom Restaurants
                   Inc., RB Capital, Inc. and RBR Acquisition Corp., filed as Exhibit No. 2.1 to the company's Form
                   8-K dated March 18, 1999, and incorporated herein by reference.

 3(i)    --        Amended and Restated  Certificate of  Incorporation of the  company,   filed  as  Exhibit
                   No.  3(i)  to  the   company's Registration   Statement  on  Form  S-1   (Registration   No.
                   33-79898) and incorporated herein by reference.

 3(ii)   --        Bylaws of the company, as amended, filed as Exhibit No. 3(ii).

4.1      --        Form of Rights  Agreement,  dated as of  December  12,  1997,  by and  between  the  company  and
                   American  Securities  Transfer & Trust,  Incorporated,  which includes the form of Certificate of
                   Designations for the Series A Junior  Participating  Preferred Stock as Exhibit A and the form of
                   Right  Certificate  as  Exhibit  B,  filed  as  Exhibit  No.  4.1 to the  company's  Registration
                   Statement on Form 8-A, and incorporated herein by reference.

4.2      --        Voting Agreement, dated as of March 18, 1999, by and among Rock Bottom Restaurants, Inc., RB Capital,
                   Inc., RBR Acquisition Corp. and certain stockholders of Rock Bottom Restaurants, Inc. signatory thereto, filed as Exhibit No. 4.1 to the company's Form 8-K dated March 18, 1999, and incorporated herein by reference.

10.1     --        Amendment to Rock Bottom Restaurants, Inc. Equity Incentive Plan, dated March 18, 1999, filed as
                   Exhibit No. 10.1, and Rock Bottom Restaurants, Inc. Equity Incentive Plan, as amended through
                   January 23, 1998, filed as Appendix B to the company's 1998 Proxy Statement pursuant to Section
                   14(a), and incorporated herein by reference.

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

10.8     --        Amended and Restated  Executive Bonus Plan, filed as Exhibit No. 10.2 to the company's Form 10-Q for the quarterly period ended March 29, 1998, and incorporated herein by reference.

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

10.13    --        Third  Amendment to Loan  Agreement for  $40,000,000  Revolving Line of Credit from Norwest Bank
                   Colorado, National Association,  First Security Bank, N.A., U.S. Bank and Suntrust Bank, Central
                   Florida, N.A. to Rock Bottom Restaurants,  Inc., dated June 29, 1998, filed as Exhibit No. 10 to the company's  Form 10-Q for the quarterly  period ended  September 27, 1998,  and  incorporated herein by reference.

10.14    --        Stock Purchase Agreement,  dated June 4, 1996, between Rock Bottom,  Restaurants,  Inc., Trolley
                   Barn, TBB Acquisition  Group,  Inc., TBB Holding  company,  and the TBB  Shareholders,  filed as
                   Exhibit  No.  2.2 to the  company's  Form 8-K dated  July 2, 1996,  and  incorporated  herein by reference.

10.15    --        Lease Agreement,  dated June 25, 1996, between the company and Dulcet L.L.C., Elaine C. Wong and
                   Eugene B. Weisman,  filed as Exhibit No. 10.12 to the  company's  Annual Report on Form 10-K for the fiscal year ended December 29, 1996, and incorporated herein by reference.

10.16    --       Lease Agreement,  dated September 26, 1997,  between Rock Bottom  Restaurants,  Inc. and Zymotic,
                  LLC,  filed as  Exhibit  No.  10.2 to the  company's  Form 10-Q for the  quarterly  period  ended
                  September 28, 1997, and incorporated herein by reference.

10.17    --       Form of Management  Employment  Agreement,  filed as Exhibit No. 10.1 to the company's  Form 10-Q for the quarterly period ended June 29, 1997, and incorporated herein by reference.

10.18    --       Form  of  Amendment  to  Management  Employment  Agreement,  filed  as  Exhibit  No.  10.3 to the company's  Form 10-Q for the quarterly  period ended March 29, 1998, and  incorporated  herein by reference.

10.19    --       Form of Management Compensation Agreement, filed as Exhibit No. 10.2 to the company's  Form 10-Q for the quarterly  period ended June 29, 1997, and incorporated herein by reference.

10.20    --       Form of Long Term Incentive Agreement, filed as Exhibit No. 10.3 to the company's Form 10-Q for the quarterly period ended  June 29, 1997, and incorporated herein by reference.

10.21    --       Form of Amendment to Long Term  Incentive  Agreement,  filed as Exhibit No. 10.4 to the company's
                  Form 10-Q for the quarterly period ended March 29, 1998, and incorporated herein by reference.

10.22    --       Consulting  Agreement,  dated  January 1, 1997,  between  Rock Bottom  Restaurants,  Inc. and FBD
                  Management Corp., filed as Exhibit No. 10.19, and incorporated herein by reference.

   Exhibit
     No.                                  Description of Exhibit

10.23    --       Service and Consulting  Agreement,  dated January 1, 1997, between Rock Bottom Restaurants,  Inc.
                  and Concept Management, Inc., filed as Exhibit No. 10.20, and incorporated herein by reference.

10.24    --       License Agreement,  dated July 12, 1997, by and between Rock Bottom Restaurants,  Inc., and Frank
                  B. Day, filed as Exhibit No. 10.21, and incorporated herein by reference.

10.25    --       Lease  Agreement,  dated  February 9, 1998,  between  Rock Bottom  Restaurants,  Inc.  and B.W.C.
                  Farms,  Inc.,  filed as Exhibit  No. 10.1 to the  company's  Form 10-Q for the  quarterly  period ended March 29, 1998, and incorporated herein by reference.

21       --       Subsidiaries of the company:
                     Old Chicago of Colorado, Inc., a Colorado corporation;
                     Old Chicago of Westminster,  Inc., a Colorado corporation;
                     Old Chicago of Kansas, Inc., a Kansas corporation.
                     Rock Bottom of Minneapolis,  Inc., a Colorado corporation;
                     Rock Bottom of Texas, Inc., a Texas corporation;
                     Wadsworth Old Chicago, Inc.,  a Colorado  corporation;
                     Walnut  Brewery,  Inc.,  a Colorado corporation;
                     Old Chicago Franchising, Inc.

23.1              Consent of Arthur Andersen LLP

27                Financial Data Schedule, filed as Exhibit No. 27

         (b)      Reports on Form 8-K.

                  A current report on Form 8-K, dated November 17, 1998, was filed to announce the company's sale of its 50% joint venture interest in Trolley Barn Brewery, Inc.


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

                                    ROCK BOTTOM RESTAURANTS, INC.


Date:  March 26, 1999               By:      /s/  FRANK B. DAY
                                                     Frank B. Day
                                                     President and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures                                      Title                                 Date
/s/  FRANK B. DAY
         Frank B. Day                       Chairman of the Board, President,                March 26, 1999
                                            Chief Executive Officer, and Director
                                            (Principal Executive Officer)

/s/  WILLIAM S. HOPPE
         William S. Hoppe                   Executive Vice President, Chief                  March 26, 1999
                                            Financial Officer, and Chief Administrative
                                            Officer
                                            (Principal Financial Officer)

/s/  THERESA D. SHELTON
         Theresa D. Shelton                 Vice President Finance, Treasurer and            March 26, 1999
                                            Assistant Secretary
                                            (Principal Accounting Officer)

/s/  ROBERT D. GREENLEE
         Robert D. Greenlee                 Secretary and Director                           March 26, 1999

/s/  DAVID M. LUX
         David M. Lux                       Director                                         March 26, 1999

/s/  GERALD A. HORNBECK
         Gerald A. Hornbeck                 Director                                         March 26, 1999

/s/  MARY C. HACKING
         Mary C. Hacking                    Director                                         March 26, 1999

/s/  ARTHUR WONG
         Arthur Wong                        Director                                         March 26, 1999

/s/  DUNCAN H. COCROFT
         Duncan H. Cocroft                  Director                                         March 26, 1999


                                                   EXHIBIT INDEX


   Exhibit
     No.                                    Description of Exhibit
    -----                                   ----------------------
3(ii)    --       Bylaws of the company, as amended, filed as Exhibit No. 3(ii).

10.1     --       Amendment to Rock Bottom Restaurants,  Inc. Equity Incentive Plan, dated March 18, 1999.

23.1              Consent of Arthur Andersen LLP

27                Financial Data Schedule