Form 10-Q
period 1999-03-28
ROCK BOTTOM RESTAURANTS INC
filed 1999-05-12
CIK 924896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 1999

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

                       Yes X                      No
                          ----                      ----

As of May 12, 1999, the Registrant had outstanding 8,048,855 shares of common stock, par value $.01 per share.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        THREE MONTHS ENDED MARCH 28, 1999




                                                                           Page
Part I.    FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets-
                   March 28, 1999 and December 27, 1998                     1-2

              Condensed Consolidated Statements of Operations-
                   Three Months Ended March 28, 1999 and March 29, 1998     3

              Condensed Consolidated Statements of Cash Flows-              4
                   Three Months Ended March 28, 1999 and March 29, 1998

              Notes to Condensed Consolidated Financial Statements          5

   Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-14

Part II.   OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                             18

   Signature page                                                          19

                  ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                March 28,              December 27,
                                ASSETS                            1999                    1998
                                ------                        -----------             -----------
CURRENT ASSETS:

  Cash and cash equivalents                                  $  1,022,812            $    449,496
  Accounts receivable                                             512,502                 605,823
  Income taxes receivable                                              --                  89,392
  Inventories                                                   2,307,137               2,532,074
  Prepaids and other current assets                               702,404                 740,516
  Current deferred income taxes, net                              689,744                 689,744
                                                              -----------             -----------
       Total current assets                                     5,234,599               5,107,045
                                                              -----------             -----------

PROPERTY AND EQUIPMENT:
  Land                                                          5,527,087               5,527,087
  Buildings and leasehold improvements                         62,727,762              60,318,706
  Furniture, fixtures and equipment                            48,855,331              47,101,540
  Construction-in-progress                                      4,782,329               5,624,740
  Accumulated depreciation and amortization                   (26,094,543)            (24,139,857)
                                                              -----------             -----------
       Total property and equipment, net                       95,797,966              94,432,216
                                                              -----------             -----------

ASSETS HELD FOR DISPOSITION                                     1,542,127               1,542,127
                                                              -----------             -----------

OTHER ASSETS                                                      159,098                 210,139
                                                              -----------             -----------

DEFERRED INCOME TAXES, net                                      1,205,334               1,205,334
                                                              -----------             -----------

TOTAL ASSETS                                                 $103,939,124            $102,496,861
                                                              ===========             ===========


                             See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                               March 28,               December 27,
                 LIABILITIES AND STOCKHOLDERS'EQUITY             1999                      1998
                 -----------------------------------          -----------              -----------

CURRENT LIABILITIES:
  Accounts payable-
     Trade                                                   $  4,837,658           $    4,187,581
     Construction projects                                        650,648                1,551,036
  Accrued payroll and payroll taxes                             2,200,350                2,451,729
  Accrued taxes other than income tax                             937,521                  819,628
  Other accrued expenses                                        3,344,170                2,958,702
  Current portion of accrued restructuring charges                371,018                  430,978
  Current portion of long-term debt                               114,606                  179,184
  Current portion of obligations under capital leases             206,778                  224,825
  Revolving line of credit                                     21,100,000               19,050,000
                                                              -----------              -----------
       Total current liabilities                               33,762,749               31,853,663

LONG-TERM DEBT                                                  2,159,844                2,195,349
OBLIGATIONS UNDER CAPITAL LEASES                                2,243,285                2,255,905
ACCRUED RESTRUCTURING CHARGES                                     762,469                  769,227
                                                              -----------             ------------
       Total liabilities                                       38,928,347               37,074,144
                                                              -----------             ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, 5,000,000 shares
     authorized, none issued and outstanding                           --                       --
  Common stock - $.01 par value, 15,000,000 shares
     authorized, 8,045,796 and 8,056,085 shares issued and
     outstanding                                                   80,457                   80,560
  Additional paid-in capital                                   58,190,043               58,287,943
  Retained earnings                                             7,426,047                7,789,248
  Deferred compensation                                          (685,770)                (735,034)
                                                              -----------             ------------
       Total stockholders' equity                              65,010,777               65,422,717
                                                              -----------             ------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                  $103,939,124            $ 102,496,861
                                                              ===========             ============

                             See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                                   (Unaudited)

                                                                  1999                    1998
                                                                --------                --------
                                                                                  (restated - Note 3)
REVENUES:
  Old Chicago restaurants                                    $ 18,358,679            $ 18,388,367
  Brewery restaurants                                          22,481,368              20,205,888
                                                              -----------             -----------
       Total revenues                                          40,840,047              38,594,255
                                                              -----------             -----------
OPERATING EXPENSES:
  Cost of sales                                                10,182,449               9,719,388
  Restaurant salaries and benefits                             13,842,256              12,818,925
  Operating expenses                                            8,337,243               7,685,745
  Selling expenses                                              1,244,131               1,273,582
  General and administrative                                    2,832,508               2,638,374
  Depreciation and amortization                                 2,176,641               2,168,967
  Start-up costs                                                  677,177                 246,917
  Other operating expenses, net                                   114,507                 234,376
                                                              -----------             -----------
       Total operating expenses                                39,406,912              36,786,274
                                                              -----------             -----------
INCOME FROM OPERATIONS                                          1,433,135               1,807,981
  Equity in joint venture earnings                                     --                 175,000
  Interest income                                                   1,184                   1,012
  Interest expense                                               (513,175)               (584,132)
  Acquisition transaction costs                                  (984,973)                     --
                                                              -----------             -----------
(LOSS) INCOME BEFORE INCOME TAXES  AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          (63,829)              1,399,861
  Income tax expense                                              299,372                 454,955
                                                              -----------             -----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                              (363,201)                944,906
  Cumulative effect of change in accounting for
    start-up costs, net of income taxes of $764,532                    --              (1,250,037)
                                                              -----------             -----------
NET LOSS                                                    $    (363,201)           $   (305,131)
                                                              ===========             ===========
BASIC NET LOSS PER COMMON SHARE:
  (Loss) income before cumulative effect of accounting change  $  (.05)                $   .12
  Cumulative effect of accounting change                            --                    (.16)
                                                                 ------                   -----
   Basic net loss per share                                    $  (.05)                $  (.04)
                                                                 ======                   =====

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                      8,046,000               8,056,000
                                                               =========               =========

DILUTED NET LOSS PER COMMON SHARE:
  (Loss) income before cumulative effect of accounting change   $  (.05)                $   .12
  Cumulative effect of accounting change                             --                    (.16)
                                                                 ------                   -----
  Diluted net loss per share                                    $  (.05)                $  (.04)
                                                                 ======                   =====

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                     8,046,000               8,056,000
                                                                =========               =========

                             See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
                                   (Unaudited)

                                                                   1999                    1998
                                                                 --------                --------
                                                                                   (restated - Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (363,201)           $   (305,131)
Adjustments to reconcile net loss to net cash provided by
operating activities-
       Cumulative effect of accounting change                          --               2,014,569
       Equity in joint venture earnings                                --                (175,000)
       Depreciation and amortization                            2,176,641               2,168,967
       Amortization of deferred compensation, net of
        cancellations                                              16,596                  16,268
       Net loss on disposition of assets                          114,525                      --
       Decrease in receivables                                    182,713                 266,049
       Decrease in inventories                                    224,937                 143,488
       Decrease (increase) in prepaids and other assets            78,182                (255,129)
       Decrease in accounts payable                              (250,311)             (2,635,623)
       Decrease in accrued restructuring costs                    (66,718)               (323,070)
       Increase in accrued expenses                               251,982               1,117,672
                                                              -----------             -----------
         Net cash provided by operating activities              2,365,346               2,033,060
                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (3,711,280)             (4,322,748)
  Proceeds from sale of property                                       --                 900,000
  Advances to officers and affiliates, net                             --                   1,232
                                                              -----------             -----------
         Net cash used in investing activities                 (3,711,280)             (3,421,516)
                                                              -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                               9,300,000               8,750,000
  Repayments of line of credit                                 (7,250,000)             (9,850,000)
  Repayments of long-term debt                                   (100,083)                (27,783)
  Borrowings under other financing                                     --               1,100,000
  Repayments of capital lease obligations                         (30,667)               (136,217)
                                                              -----------             -----------
         Net cash provided by (used in) financing activities    1,919,250                (164,000)
                                                              -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  573,316              (1,552,456)
CASH AND CASH EQUIVALENTS, beginning of period                    449,496               1,622,537
                                                              -----------             -----------
CASH AND CASH EQUIVALENTS, end of period                     $  1,022,812            $     70,081
                                                              ===========             ===========

                             See accompanying notes.


                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1999
                                   (Unaudited)


(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 28, 1999 and the results of operations and cash flows for the periods presented. All such adjustments, except for acquisition transaction costs, are of a normal recurring nature. The results of operations for the quarter ended March 28, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    TRANSACTION WITH RB CAPITAL

       On March 18, 1999, the Company entered into an Agreement and Plan of Merger with RB Capital, Inc., a newly formed corporation organized by the Company's Chairman of the Board, President and Chief Executive Officer, and RBR Acquisition Corp., a wholly-owned subsidiary of RB Capital, whereby RB Capital, through RBR Acquisition, will acquire the Company in a cash merger with the Company as the surviving corporation. Closing of the proposed transaction is subject to stockholder approval at a special meeting anticipated to be held during the third quarter of 1999, the receipt by RB Capital of funding sufficient to consummate the merger, and other customary conditions and regulatory approvals. Costs incurred by the Company in connection with this transaction were $984,973 for the three months ended March 28, 1999.

(3)    PREOPENING AND START-UP COSTS

       Prior to fiscal 1998, direct incremental costs incurred prior to opening new restaurants were capitalized and amortized over a period of one year after operations commenced. These costs consisted primarily of payroll, employee recruiting and training, and initial opening expenses. During the fourth quarter of 1998, the Company adopted the provisions of AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires the Company to expense preopening and other start-up expenses when incurred. Consequently, the results of operations for the quarter ended March 29, 1998, as previously reported on Form 10-Q, have been restated to reflect the adoption of SOP 98-5 as if occurring in the first quarter of 1998. As a result, income from operations and net income (loss) have been restated from the previously reported amounts by $625,104 (increase) and $828,107 (decrease), respectively, or $(.10) (decrease) per basic and diluted share. Additionally, the charge for the cumulative effect of an accounting change of $1,250,037 (net of income taxes of $764,532)
       included a write-off of previously capitalized preopening costs of $1,520,253 and other capitalized start-up costs of $494,316.

(4)    EARNINGS PER SHARE

       The Company's only potentially dilutive security is stock options. During the three months ended March 28, 1999 and March 29, 1998, options totaling 1,100,114 and 1,020,087, respectively, were excluded from the calculation of diluted net loss per share since the result would have been anti-dilutive.

(5)    COMPREHENSIVE INCOME

       Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 28, 1999 and March 29, 1998, the Company's net loss equaled its comprehensive loss.

(6)    ASSETS HELD FOR DISPOSITION

       Assets held for disposition represents the net book value of property and equipment held for sale or disposition. Included in this amount is $1,234,482 related to land, building and improvements for the Old Chicago restaurant in Salem, Oregon, which was closed in July 1998, and $307,645 for a parking lot located in Houston, Texas which is currently listed for sale. During April 1999, the Company closed on the sale of the property located in Salem, Oregon, and used net proceeds of approximately $1.2 million to pay down the revolving credit facility. The net book value of all remaining assets held for disposition approximates the estimated net realizable value.

(7)    REVOLVING LINE OF CREDIT

       The Company's $40 million bank revolving credit facility (the "Credit Facility") matures on July 27, 1999, and during the first quarter of 1999, the Company began negotiations with the lender to extend the maturity date to July 2000. On April 1, 1999, the Company executed a fourth amendment to its Credit Facility primarily to revise certain covenant calculations to reflect adoption of SOP 98-5 and to waive certain potential covenant violations arising out of execution of the merger agreement with RB Capital.

(8)    RECLASSIFICATIONS

       Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to the current period presentation.

(9)    NEW PRONOUNCEMENTS

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the cost of such software. The Company adopted SOP 98-1 effective December 28, 1998, the first day of its 1999 fiscal year. Adoption did not have a material effect on the Company's financial statements.

(10)   SUBSEQUENT EVENTS

       During April 1999, the Company sold the land and building for the two brewery restaurants in Warrenville, Illinois and Phoenix, Arizona for approximately $5.5 million, then leased the properties back under long-term lease agreements. Proceeds from the sales allocable to the buildings of approximately $3.2 million will be accounted for as financings and reported as long-term obligations. As a result, the total cost of the buildings will continue to be included in property and equipment and depreciated over the terms of the related leases. The sale of the Warrenville property was to a partnership in which one of the Company's directors has an interest, and the related lease agreement contains terms that are no less favorable than could be obtained from an unrelated party.

       During May 1999, the Company closed on the sale of the land and building for three Old Chicago restaurants located in Colorado, and executed long-term agreements to lease back each property.

       Net proceeds received from all sale transactions of approximately $8.5 million were used to pay down the Credit Facility.

(11)   SEGMENT INFORMATION

       The Company operates in two segments: Brewery and Old Chicago restaurant segments. Management has chosen to organize the Company around these segments based on differences in the menus, production element (microbrewed beer) associated with the Brewery restaurants, operating margins, and expected return on investment. The following provides information on the Company's segments as of and for each of the three months ended March 28, 1999 and March 29, 1998:

                                                     1999                                1998
                                              --------------------               --------------------
                                             Brewery        Old Chicago         Brewery         Old Chicago
         Sales                           $ 22,481,368     $ 18,358,679      $ 20,205,888      $ 18,388,367
         Net operating contribution      $  2,485,492     $  2,049,577      $  2,707,551      $  2,122,803
         Identifiable assets             $ 65,787,327     $ 32,841,653      $ 58,274,131      $ 36,197,119



       Net operating contribution represents sales less direct and indirect operating expenses, including depreciation and amortization and excluding corporate overhead and corporate activities. Additionally, the increase in brewery identifiable assets from $61,864,568 at December 27, 1998 to $65,787,327 at March 28, 1999 is due primarily to capital expenditures for new restaurants.

       The following is a reconciliation of segment information to consolidated information as of and for the three months ended March 28, 1999 and March 29, 1998:

                                                                          1999                  1998
                                                                          ----                  ----
        Segment net operating contribution                        $    4,535,069        $    4,830,354
        Corporate depreciation and amortization                         (154,919)             (149,623)
        Corporate general and administrative                          (2,832,508)           (2,638,374)
        Other operating expenses, net                                   (114,507)             (234,376)
                                                                    ------------            -----------
           Consolidated income from operations                    $    1,433,135        $    1,807,981
                                                                    ============            ===========

        Segment identifiable assets                               $   98,628,980        $    94,471,250
        Corporate assets                                               5,310,144             13,193,205
                                                                    ------------           ------------
           Consolidated total assets                              $  103,939,124        $   107,664,455
                                                                    ============           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement under the "Safe Harbor" Provision of the Private
     Securities Litigation Reform Act of 1995

         Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the company to differ materially from such forward-looking statements. Such statements include statements regarding:

               -Restaurant expansion plans for 1999 and 2000;
               -Repositioning of the brewery concept to improve operations; -Ability of the company to compete effectively within the restaurant industry;
               -Impact of SOP 98-5 on future quarterly earnings;
               -Efforts to improve sales trends in certain brewery restaurants; -The company's marketing strategy during the second and third quarters of 1999;
               -Estimated construction costs for new restaurants  opening during
                1999;
               -Estimated  capital  expenditures  in 1999;
               -Ability of the company to extend its revolving credit facility; -Ability of the company to develop an implementation plan for all
                Year 2000 issues.

         Factors that could cause actual results to differ materially include, among others: availability of suitable restaurant locations; availability of financing on acceptable terms to fund future growth; increasing costs associated with new restaurant construction, or delays in opening new restaurants; ability to hire and train increasing numbers of restaurant management, staff and other personnel for new restaurants; acceptance in new markets; fluctuations in consumer demand and tastes including a decrease in consumers' preference for higher quality, more flavorful beer; competitive conditions in the company's markets; greater than anticipated preopening expenses incurred during 1999; general economic conditions; adverse weather conditions; operating restrictions and costs associated with governmental regulations; regulatory limitations regarding common ownership of breweries and restaurants in certain states; greater than anticipated acquisition transaction costs; ability to identify all systems within the company impacted by Year 2000 issues and to provide the necessary financial and personnel resources to address all such issues; and other risks detailed in the company's reports and other filings under the Securities Exchange Act of 1934.

         In addition to the foregoing, certain statements contained in this report with respect to the proposed transaction with RB Capital are forward-looking statements that involve known and unknown risks and uncertainties that may cause actual results or performance of the company to differ materially. Such statements include the statement regarding the anticipated date for the stockholders meeting. Factors that could cause actual results to differ materially include, among others, delays in receiving required regulatory and other approvals, adverse economic or market conditions, the ability of RB Capital to obtain funding necessary to consummate the proposed transaction, and failure of stockholders to approve the merger.

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

Overview

         As of May 11, 1999, the company operated 39 Old Chicago restaurants and 24 brewery restaurants, including two brewery restaurants that opened in Bellevue, Washington and Phoenix, Arizona during March and April 1999, respectively. Additional restaurant openings planned for 1999 include a Rock Bottom Restaurant & Brewery restaurant in San Diego, California and one in Arlington, Virginia, and an Old Chicago restaurant in each of Denver, Colorado and Omaha, Nebraska. Upon completion of the four brewery restaurant openings in 1999, the company will defer opening any new brewery restaurants until at least the third quarter of 2000. During this period of suspended growth, management will focus on repositioning the concept's niche in the casual dining segment by reintroducing excitement and energy into both the food and beverage alcohol programs.

         Although the company has slowed new restaurant expansion over the last several years, the company still plans to open six restaurant in each of 1999 and 2000, most of which the company anticipates will be located in existing markets. The company may not, however, be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates. Additionally, due to the maturation of the company's existing restaurant base and the possible effects of opening additional restaurants in close proximity, revenues of certain of the company's restaurants may be lower in future periods than previously experienced. New restaurants also typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Restaurant salaries and benefits and preopening costs are two examples of these increased costs.

         The company plans to lease sites for a majority of its future restaurant locations, and presently leases the sites for a majority of its existing restaurants. However, as of December 27, 1998, the company owned the land and building for five Old Chicago restaurants (including Salem, Oregon which closed July 1998) and four brewery restaurants (including Phoenix, Arizona which opened April 1999). Subsequent to March 28, 1999, the company sold the land and building for three of the Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado (the "Colorado Properties"), and sold the land, building and certain equipment for the Old Chicago restaurant located in Salem, Oregon. Additionally, the company also sold the land and building for the brewery restaurants located in Warrenville, Illinois and Phoenix, Arizona subsequent to March 28, 1999. With the exception of the property in Salem, Oregon, the company has executed long-term agreements to lease back each property. As of May 12, 1999, the company owns the land and building for one Old Chicago restaurant and one brewery restaurant in Addison, Texas, and one brewery restaurant in Chicago, Illinois. See "Liquidity and Capital Resources."

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

         During the fourth quarter of 1998, the company made a change in accounting principle by adopting of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the company to expense start-up and preopening costs as they are incurred. Prior to adoption of SOP 98-5, the company, like most other casual dining restaurant companies, deferred these costs and amortized them over the 12 months following the opening of each restaurant. Adoption of SOP 98-5 was made retroactive to the first quarter of 1998 and required restatement of the March 29, 1998 results of operations previously reported on Form 10-Q. The one-time charge for the cumulative effect of this accounting change of $1.3 million, net of taxes, or $0.16 per share, was recorded to expense preopening and other start-up costs incurred in 1997 but deferred into fiscal 1998. Future quarterly earnings will fluctuate due to the timing of new restaurant openings and the corresponding impact from adoption of SOP 98-5.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the cost of such software. Adoption of SOP 98-1 during the first quarter of 1999 did not have a material effect on the company's financial statements.

Proposed Transaction with RB Capital

         In November 1998, Mr. Frank Day, the company's Chairman, President and Chief Executive Officer, informed the company's Board of Directors (the "Board") that he and certain other directors of the company (the "Founders") were in the preliminary stages of exploring the feasibility of acquiring the company. In view of possible conflicts of interest in connection with RB Capital's proposal to acquire the company, during November 1998 the Board unanimously determined that it was advisable to form a Special Committee of the Board. The Special Committee, comprised of disinterested directors, was formed for the purpose of evaluating and negotiating the terms of any potential acquisition proposal, including any affiliate-led proposal.

         Mr. Day formed RB Capital in late November 1998, and on January 13, 1999, RB Capital submitted a proposal to a Special Committee of the company's Board to acquire substantially all of the equity interests in Rock Bottom not held by the Founders in a cash merger for $9.50 per share. On January 27, 1999, the company announced that it had received three indications of interest to acquire the company, including the acquisition proposal submitted by RB Capital. RB Capital continued to negotiate with the Special Committee over the next several weeks, and on March 18, 1999, the company announced that it had entered into a definitive agreement to be acquired by RB Capital for $10.00 per share cash consideration. The merger requires approval by the holders of a majority of the company's outstanding shares of, and is expected to be voted upon during the third quarter of 1999. Consummation of the merger is also subject to customary closing conditions and required regulatory approvals.

         Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data:

                                                                                Percentage of Revenues
                                                                                  Three Months Ended

                                                                              March 28,        March 29,
                                                                                1999             1998
                                                                                ----             ----
                                                                                              (restated)
Income Statement Data:
Revenues:
     Old Chicago restaurants .....................................              45.0%            47.6%
     Brewery restaurants..........................................              55.0%            52.4%
                                                                              -------          -------
               Total revenues.....................................             100.0%           100.0%
                                                                               ------           ------
Operating Expenses:
     Cost of sales................................................              24.9%            25.2%
     Restaurant salaries and benefits.............................              33.9%            33.2%
     Operating expenses...........................................              20.4%            19.9%
     Selling expenses ............................................               3.1%             3.3%
     General and administrative...................................               6.9%             6.8%
     Depreciation and amortization................................               5.3%             5.6%
     Start-up costs...............................................               1.7%             0.7%
     Other operating expenses, net................................               0.3%             0.6%
                                                                               ------           ------
               Total operating expenses...........................              96.5%            95.3%
                                                                                -----            -----
Income From Operations............................................               3.5%             4.7%
Equity in joint venture earnings..................................               0.0%             0.4%
Interest (expense) income, net....................................              (1.3%)           (1.5%)
Acquisition transaction costs.....................................              (2.4%)             0.0%
                                                                               ------           ------
(Loss) Income Before Income Taxes and
  Cumulative Effect of Accounting Change..........................              (0.2%)            3.6%
(Loss) Income Before Cumulative Effect of Accounting Change.......              (0.9%)            2.4%
Net Loss..........................................................              (0.9%)           (0.8%)
                                                                              ========         ========

Restaurant Data:
     Restaurants open (end of period):
     Old Chicago restaurants ....................................                 39               40
     Brewery restaurants.........................................                 23               19
                                                                                ----             ----
               Total..............................................                62               59
                                                                                ====             ====
     Restaurant operating weeks:
     Old Chicago restaurants......................................               507              525
     Brewery restaurants..........................................               289              258
                                                                                 ---              ---
               Total..............................................               796              783
                                                                                 ===              ===


Quarter Ended March 28, 1999 as compared to Quarter Ended March 29, 1998

         Revenues. Revenues increased $2.2 million (5.8%) to $40.8 million in the quarter ended March 28, 1999 from $38.6 million for the comparable quarter in 1998. This increase is due primarily to revenues generated by the four new brewery restaurants that have opened since the end of the first quarter of 1998, offset by a decrease in revenues of approximately $1.1 million for two restaurants closed during the third quarter of 1998. Additionally, comparable restaurant sales for the first quarter of 1999 were up nearly 1.0%. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

         As the company opened four new brewery restaurants during 1998 and no new Old Chicago restaurants, revenues from the company's brewery restaurants, as a percentage of total revenues, increased to 55.0% in the quarter ended March 28, 1999 from 52.4% in the quarter ended March 29, 1998. Additionally, brewery restaurants generate greater average weekly sales than Old Chicago restaurants. The company expects that the percentage of revenues contributed by the brewery restaurants will continue to increase as the 1999 expansion plan includes four brewery restaurants and two Old Chicago restaurants.

            Average weekly sales for the Old Chicago restaurants during the first quarter of 1999 were $36,210 as compared to $35,025 during the first quarter of 1998, an increase of 3.4%. Comparable restaurant sales also increased and were up 3.7%. The improvement in sales trends is due largely to the company's efforts toward improving overall execution in each of its Old Chicago restaurants. This has been accomplished through an increased focus on service standards, food quality and consistency, menu merchandising, local restaurant marketing promotions and hiring and training of new staff.

         Average weekly sales for the brewery restaurants during the first quarter of 1999 of $77,790 were comparable to the first quarter of 1998. Comparable restaurant sales, however, were down 2.7% during the first quarter of 1999. Excluding the estimated impact from adverse weather conditions during the early part of 1999, such decrease is due primarily to a decrease in beverage alcohol sales. Although the microbrewed beer industry has been experiencing a slower growth rate than in previous years, management attributes the decrease in beverage alcohol sales primarily to an increase in competitive pressures in certain markets, particularly from other established restaurant concepts. In response to this trend, the company is undertaking several programs aimed at generating higher beverage alcohol sales, thereby increasing the energy and activity in the restaurant and ultimately potentially increasing food sales. Such programs include adding a second bar area in newer brewery restaurants, particularly those in suburban locations, and greater merchandising of the overall beer program through activities such as happy hour, live music venues, and seasonal or specialty beer promotions tied to community events.

         Cost of Sales. Cost of sales, which consists of food, beverage, and merchandise costs, increased $0.5 million (4.8%) to $10.2 million in the first quarter of 1999, and decreased as a percentage of revenues to 24.9% in the first quarter of 1999 as compared to 25.2% in the first quarter of 1998. In December 1998, the company changed primary food suppliers with the expectation of reducing freight costs and improving overall menu quality through greater adherence to purchasing specifications and guidelines. The improvement in cost of sales as percentage of revenues during the first quarter of 1999 is due primarily to this change in suppliers, as well as to reengineering the menu in both concepts to increase average margin per guest. These improvements were offset by a significant increase in the cost of cheese, one of the company's primary menu ingredients, during the first few months of 1999 as compared to 1998. The company also continues to refine its "best practices" initiative that is focused on streamlining food preparation procedures and introducing higher margin menu items.

         Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $1.0 million (8.0%) to $13.8 million in the first quarter of 1999 from $12.8 million in the first quarter of 1998. Restaurant salaries and benefits as a percentage of revenues increased to 33.9% in 1999 as compared to 33.2% in 1998 primarily due to two factors. The first is due to a temporary increase in kitchen labor in the Old Chicago restaurants as a result of new menus implemented during the first quarter of 1999. Several new items included in this menu have helped to increase average margin per guest, but also require a certain amount of time to achieve labor preparation efficiencies. The second factor is an increase in staff labor costs in the brewery restaurants primarily due to higher wage rates.

         Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $0.7 million (8.5%) to $8.3 million in the first quarter of 1999 from $7.7 million for the same period in 1998. As a percentage of revenues, such expenses increased to 20.4% in the first quarter of 1999 from 19.9% in the first quarter of 1998. This increase is due primarily to greater expenses during 1999 for repairs and maintenance as the company has undertaken a comprehensive program to repair and upgrade existing assets. Such program may result in slight increases to operating expenses during the remainder of the fiscal year. The remaining first quarter 1999 variance is due to a temporary increase in supplies, printing and other related costs associated with the new menus implemented in the Old Chicago restaurants.

         Selling Expenses. Selling expenses decreased $29,000 (2.3%) in the first quarter of 1999 from the same period in 1998. As a percentage of revenues, such expenses decreased to 3.1% in the first quarter of 1999 from 3.3% for the same period in 1998. This decrease is due primarily to an increased use of lower cost local restaurant marketing promotions as compared to more expensive company wide promotions that utilize extensive radio and print media. Although the company's marketing strategy will continue to emphasize local restaurant marketing promotions, selling expenses are expected to increase during the second and third quarters of 1999 due to an increased use of these programs.

         General and Administrative ("G&A"). G&A expenses increased approximately $194,000 (7.4%) to $2.8 million in the first quarter of 1999 compared to $2.6 million in the first quarter of 1998, and increased as a percentage of revenues to 6.9% in the first quarter of 1999 from 6.8% for the same quarter in 1998. Such increase is due primarily to certain non-recurring severance payments made to a former executive officer.

         Depreciation and Amortization ("D&A"). Depreciation expense and amortization of intangible assets during the first quarter of 1999 was comparable to the first quarter of 1998, and as a percentage of revenues decreased to 5.3% in 1999 as compared to 5.6% in 1998. Such decrease is partially due to the increase in sales trends for the Old Chicago restaurants, and partially due to reduced amortization expense of corporate intangible assets resulting from the company's sale of its equity investment in Trolley Barn Brewery, Inc.

         Start-Up Costs. Adoption of SOP 98-5 requires the company to expense start-up costs associated with opening new restaurants as they are incurred. Accordingly, the amount expensed each quarter will fluctuate with the number and type of restaurant (Old Chicago or brewery restaurant) opened in any given period. During the first quarter of 1999, the company incurred start-up costs for two brewery restaurants as compared to only one brewery restaurant during the same period of 1998.

         Other Operating Expenses. During the first quarter of 1998, other operating expenses consisted primarily of severance payments made to employees in connection with four restaurant closures, and a loss on disposition of certain computer equipment. During the first quarter of 1999, other operating expenses consist primarily of a loss on disposition of certain fixed assets.

         Equity in Joint Venture Earnings. The 1998 equity in joint venture earnings represents the company's 50% equity interest in net after-tax earnings of Trolley Barn, its joint venture partner in the southeastern United States. The company sold this interest back to Trolley Barn during November 1998 for $7.0 million and used the net proceeds to pay down the existing credit facility.

         Interest Expense. Interest expense for the first quarter of 1999 decreased approximately $71,000 from the first quarter of 1998. Such decrease was due to a reduction of approximately $6.0 million in the company's average long-term debt outstanding.

         Acquisition Transaction Costs. Acquisition transaction costs of $984,973 during the first quarter of 1999 primarily represent legal and other
outside   professional   fees  incurred  related  to  the  Special   Committee's
activities.

         Income Tax Expense. The income tax provision for the first quarter of 1999 was calculated to exclude acquisition transaction costs as a tax-deductible item. As a result, income subject to taxes in the first quarter of 1999 is $921,144, and the income tax expense of $299,372 results in an effective tax rate of 32.5%. The effective tax rate associated with the income tax provision in 1998 was also 32.5%.

Liquidity and Capital Resources

         The company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The company has financed its expansion over the last three years principally through cash flow from operations, borrowings under its credit facility and capital lease obligations. As is common in the restaurant industry, the company has generally operated with negative working capital as it receives trade credit based upon negotiated terms in purchasing food and supplies, and does not have significant receivables or inventory. The following table presents a summary of the company's cash flows for the three months ended March 28, 1999, and March 29, 1998:

                                                                     Three Months Ended
                                                              ------------------------------
                                                                   1999            1998
                                                              ------------------------------
  Net cash provided by operating activities                      $2,365,346    $  2,033,060
  Net cash used in investing activities                          (3,711,280)     (3,421,516)
  Net cash provided by (used in) financing activities             1,919,250        (164,000)
  Increase (decrease) in cash and cash equivalents                  573,316      (1,552,456)
  Cash and cash equivalents, end of period                        1,022,812          70,081


         Net cash used in investing activities during the first quarter of 1999 and 1998 primarily represents capital expenditures related to the opening of new brewery restaurants and maintenance capital expenditures in existing restaurants. Additionally, during the first quarter of 1998, the company sold the land and building for its brewery restaurant in Des Moines, Iowa to a partnership in which one of the company's directors has an interest. The property was then leased back by the company under a long-term lease with terms no less favorable than could be obtained from an unrelated party. Proceeds allocable to the land were reported as a sale and are included in cash flows from investing activities for the respective period. Proceeds allocable to the building of $1.1 million were accounted for as a financing and are included in cash flows from financing activities and reported on the accompanying condensed consolidated balance sheet as long-term obligations. During the second quarter of 1999, the company completed similar sale and lease transactions for the brewery restaurants located in Warrenville, Illinois and Phoenix, Arizona. Net proceeds from these transactions of approximately $5.4 million were used to pay down the company's existing credit facility.

         Subsequent to March 28, 1999, the company sold the land and building for the three Colorado Properties and executed long-term lease agreements for each property. The company also sold the land, building and certain equipment for the Old Chicago restaurant located in Salem, Oregon. Net proceeds from all sale transactions of approximately $4.4 million were used to pay down the company's existing credit facility.

         Cash flows from financing activities primarily represent borrowings and repayments under the company's $40 million bank revolving credit facility , as amended through June 1998 (the "Credit Facility"), and a financing obligation for the brewery restaurant opened in Des Moines. As of March 28, 1999, $21.1 million was outstanding under the Credit Facility, and is included in current liabilities in the accompanying Condensed Consolidated Balance Sheet as the Credit Facility matures on July 27, 1999. During the first quarter of 1999, the company began negotiations with the Credit Facility lender to exercise its right to extend the maturity date for a period of one year to July 2000. Although approval by the lender is required prior to receiving this extension, management is not aware of any circumstances or conditions that would warrant such approval not being granted. Additionally, during April 1999, the company executed a fourth amendment to the Credit Facility primarily to revise certain covenant calculations to reflect adoption of SOP 98-5 and to waive certain potential covenant violations arising out of execution of the merger agreement with RB Capital.

         The company estimates that total capital expenditures for 1999, excluding preopening costs, and excluding proceeds from the sale of the land and building for the Warrenville and Phoenix properties, will be approximately $17.9 million. This estimate includes $12.4 million in estimated total costs for the four new brewery restaurants and $1.5 million in estimated costs for the two new Old Chicago restaurants. The estimated average cash investment for the two new Old Chicago restaurants of $750,000 will increase to approximately $1.0 million in the future as the 1999 estimated costs have benefited from the redeployment of certain assets from the three Old Chicago restaurants closed during 1998. These estimated capital expenditures may not be sufficient for completion of current development plans or may increase in the future.

Year 2000 Compliance

         The Year 2000 will have an impact on the abilities of certain computer systems to accurately process information. This impact is a result of computer programs being written using two digits rather than four to define the applicable year, therefore time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         During 1997, the company began a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. As the company's information technology ("IT") systems primarily consist of either third-party software programs purchased by the company or use of outside vendors to process financial information, the company is relying on the abilities of these third parties to attain Year 2000 compliance with their systems. The company has obtained representation of Year 2000 compliance from vendors for approximately 60% of these systems, including the accounting and point-of-sale systems. For the remaining 40% of the IT systems, the company anticipates that it will either receive representation from such vendors that the systems are Year 2000 compliant, upgrade or modify the systems with Year 2000 compatible programs, or seek replacement systems. The company is currently in the process of evaluating its various options for its non-compliant Year 2000 IT systems, and expects to complete such evaluation during the third quarter of 1999. The company believes it has identified its mission-critical systems, and has either received representation from vendors that such systems are Year 2000 compliant, or is taking the appropriate action necessary to achieve Year 2000 compliance. Additionally, the company has completed its assessment and remediation for all office computer hardware in the restaurants and the corporate office.

         The company has also begun an investigation and assessment of its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, elevators, etc.), and of the Year 2000 readiness of its critical suppliers. For non-IT systems, the company expects to complete the assessment by the third quarter of 1999, and then to make a determination as to the process for testing, verifying and remedying any non-compliant systems. To assess the readiness of its suppliers, the company is in the process of sending informational questionnaires to critical vendors, and will review responses to obtain assurance that such vendors have achieved Year 2000 readiness, or have developed plans to do so. To the extent that these vendors are unable to provide sufficient evidence of Year 2000 compliance by the third quarter of 1999, the company will seek to obtain replacement vendors.

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

         Although certain systems have been identified that can be remedied with manual processes, a comprehensive contingency plan has not yet been formulated in the event that non-compliant IT and non-IT systems (or their replacements), critical suppliers or other third parties do not become year 2000 compliant. The company plans to formulate a contingency plan during the second and third quarters of 1999 to address the possibility that its non-compliant IT and non-IT systems may not achieve Year 2000 compliance, and anticipates that such steps will mitigate the risk of business interruption. Such contingency plan may not eliminate all risks of business interruption. Additionally, the company is unable to predict with certainty whether the consequences associated with the failure of its suppliers, third-party software vendors, or other third parties to achieve Year 2000 readiness will have a material adverse impact on its financial condition, results of operations or liquidity.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Exhibit
                  Number                    Description of Exhibit
                  ------                    ----------------------
                  10.1                      Lease  Agreement  dated  January 29,
                                            1999,  between  Walnut Brewery, Inc.
                                            and LAGOMORPH LLC.

                  10.2 First Amendment to Lease Agreement dated January 29, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.3 Second Amendment to Lease Agreement dated January 29, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.4 Third Amendment to Lease Agreement dated April 2, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.5 Fourth Amendment to Loan Agreement for $40,000,000 Revolving Line of Credit from Norwest Bank Colorado, National Association, First Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A. to Rock Bottom Restaurants, Inc., dated April 1, 1999.

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


                                         ROCK BOTTOM RESTAURANTS, INC.
                                         (Registrant)


May 12, 1999                             By: /s/ WILLIAM S. HOPPE
                                             --------------------
                                             William S. Hoppe
                                             Executive Vice President, Chief
                                             Administrative Officer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

                  Exhibit
                  Number                    Description of Exhibit
                  ------                    ----------------------
                  10.1                      Lease  Agreement  dated  January 29,
                                            1999,  between  Walnut Brewery, Inc.
                                            and LAGOMORPH LLC.

                  10.2 First Amendment to Lease Agreement dated January 29, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.3 Second Amendment to Lease Agreement dated January 29, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.4 Third Amendment to Lease Agreement dated April 2, 1999, between Walnut Brewery, Inc. and LAGOMORPH LLC.

                  10.5 Fourth Amendment to Loan Agreement for $40,000,000 Revolving Line of Credit from Norwest Bank Colorado, National Association, First Security Bank, N.A., U.S. Bank and Suntrust Bank, Central Florida, N.A. to Rock Bottom Restaurants, Inc., dated April 1, 1999.

                  27                        Financial Data Schedule