Form 10-Q
period 1999-06-27
ROCK BOTTOM RESTAURANTS INC
filed 1999-08-16
CIK 924896

--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 27, 1999

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______

                           Commission File No. 0-24502

                          ROCK BOTTOM RESTAURANTS, INC.
          (Exact name of the registrant as specified in its charter)


                    DELAWARE                          84-1265838
           (State of  incorporation)     (I.R.S. Employer Identification No.)


     248 CENTENNIAL PARKWAY, SUITE #100, LOUISVILLE, COLORADO    80027
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

                                 Yes X       No____

As of August 11, 1999, the Registrant had outstanding 8,169,525 shares of common stock, par value $.01 per share.

--------------------------------------------------------------------------------

                ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

               THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 1999




                                                                           PAGE
PART I. FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                  June 27, 1999 and December 27, 1998                       1-2

               Condensed Consolidated Statements of Operations-
                  Three Months and Six Months Ended
                  June 27, 1999 and June 28, 1998                             3

               Condensed Consolidated Statements of Cash Flows-               4
                  Six Months Ended June 27, 1999 and June 28, 1998

               Notes to Condensed Consolidated Financial Statements           5

        Item 2.Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-18

PART II. OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                              19

        Signature page                                                       20

                ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                                   Page 1 of 2



                                                      June 27,      December 27,
                      ASSETS                            1999            1998
                      ------                  ---------------------------------
CURRENT ASSETS:

  Cash and cash equivalents
                                                 $    (683,579)   $     449,496
  Accounts receivable                                  472,496          605,823
  Income taxes receivable                                   --           89,392
  Inventories                                        2,209,901        2,532,074
  Prepaids and other current assets                    718,241          740,516
  Current deferred income taxes, net                   689,807          689,744
                                                 -------------    -------------
     Total current assets                            3,406,866        5,107,045
                                                 -------------    -------------

PROPERTY AND EQUIPMENT:
  Land                                               3,644,645        5,527,087
  Buildings and leasehold improvements              63,968,106       60,318,706
  Furniture, fixtures and equipment                 50,386,779       47,101,540
  Construction-in-progress                           3,654,881        5,624,740
  Accumulated depreciation and amortization        (28,141,030)     (24,139,857)
                                                 -------------    -------------
     Total property and equipment, net              93,513,381       94,432,216


ASSETS HELD  FOR DISPOSITION                                --        1,542,127

OTHER ASSETS                                           159,522          210,139

DEFERRED INCOME TAXES, net                           1,205,334        1,205,334
                                                 -------------    -------------

TOTAL ASSETS                                     $  98,285,103    $ 102,496,861
                                                 =============    =============

                            See accompanying notes.

                ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                                   Page 2 of 2


                                                           June 27,       December 27,
       LIABILITIES AND STOCKHOLDERS' EQUITY                   1999             1998
       -----------------------------------              -------------    -------------
CURRENT LIABILITIES:
  Accounts payable-
   Trade                                                $   2,850,489    $   4,187,581
   Construction projects                                      637,052        1,551,036
  Accrued payroll and payroll taxes                         2,043,574        2,451,729
  Accrued taxes other than income tax                         829,541          819,628
  Other accrued expenses                                    3,621,453        2,958,702
  Current portion of accrued restructuring charges            427,069          430,978
  Current portion of long-term debt                           127,630          179,184
  Current portion of obligations under capital leases         326,387          224,825
  Revolving line of credit                                 12,500,000       19,050,000
                                                        -------------    -------------
     Total current liabilities                             23,363,195       31,853,663

LONG-TERM DEBT                                              2,132,434        2,195,349
OBLIGATIONS UNDER CAPITAL LEASES                            5,271,027        2,255,905
ACCRUED RESTRUCTURING CHARGES                                 580,705          769,227
                                                        -------------    -------------
     Total liabilities                                     31,347,361       37,074,144

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, 5,000,000
    shares authorized, none issued and outstanding                 --               --

  Common stock - $.01 par value, 15,000,000
    shares authorized, 8,140,755 shares outstanding            81,637           80,560
  Additional paid-in capital                               59,114,576       58,287,943
  Retained earnings                                         8,388,931        7,789,248
  Deferred compensation                                      (647,402)        (735,034)
                                                        -------------    -------------
     Total stockholders' equity                            66,937,742       65,422,717
                                                        -------------    -------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY             $  98,285,103    $ 102,496,861
                                                        =============    =============

                            See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998

                                  (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                            ------------------------------- -------------------------------
                                             June 27, 1999   June 28, 1999   June 27, 1999   June 28, 1999
                                             -------------   -------------   -------------   -------------
                                                              (restated -                     (restated -
                                                               see notes)                      see notes)

REVENUES:


  Old Chicago restaurants                     $ 19,582,648    $ 18,782,969    $ 37,941,327    $ 37,171,336
  Brewery restaurants                           25,267,363      21,260,608      47,748,732      41,466,496
                                              ------------    ------------    ------------    ------------
     Total revenues                             44,850,011      40,043,577      85,690,059      78,637,832
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of sales                                 11,027,994      10,071,038      21,210,443      19,790,426
  Restaurant salaries and benefits              15,144,122      13,450,340      28,986,738      26,269,265
  Operating expenses                             9,051,717       7,592,097      17,388,600      15,277,842
  Selling expenses                               1,504,037       1,261,260       2,748,167       2,534,842
  General and administrative                     2,646,054       2,486,033       5,478,562       5,124,407
  Depreciation and amortization                  2,453,421       2,241,943       4,630,062       4,410,910
  Start-up costs                                   460,089         603,156       1,137,266         850,073
  Other operating expenses, net                    199,938          32,708         314,448         267,084
                                              ------------    ------------    ------------    ------------
     Total operating expenses                   42,487,372      37,738,575      81,894,286      74,524,849
                                              ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                           2,362,639       2,305,002       3,795,773       4,112,983

  Equity in joint venture earnings                      --         125,000              --         300,000
  Interest income                                    1,948          14,586           3,130          15,598
  Interest expense                                (343,876)       (739,703)       (857,051)     (1,323,835)
  Acquisition transaction costs                   (401,096)             --      (1,386,069)             --
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES  AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE         1,619,615       1,704,885       1,555,783       3,104,746
  Income tax expense                               656,731         554,088         956,102       1,009,043
                                              ------------    ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                962,884       1,150,797         599,681       2,095,703
Cumulative effect of change in accounting
 for start-up costs, net of income taxes
 of $764,532                                            --              --              --      (1,250,037)

NET INCOME                                    $    962,884    $  1,150,797    $    599,681    $    845,666
                                              ============    ============    ============    ============

BASIC NET INCOME PER COMMON SHARE:
Income (Loss) before cumulative effect of
accounting change                                                             $        .14    $        .26
                                                                              ============    ============
Cumulative effect of accounting change                                        $       (.00)   $       (.16)
                                                                              ============    ============
Basic Net Income Per Share                                                    $        .14    $        .10
                                                                              ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                        8,056,100                       8,056,200

DILUTED NET LOSS PER COMMON SHARE:
Income (loss) before cumulative effect of
accounting change                                                             $        .14    $        .26
                                                                              ============    ============
Cumulative effect of accounting change                                        ($       .00)   ($       .16)
                                                                              ============    ============
Diluted net loss per share                                                    $        .14    $        .10
                                                                              ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      8,056,100       8,056,200

                           See accompanying notes.

                 ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                   (Unaudited)

                                                      1999            1998
                                                  ------------    ------------
                                                                  (restated -
                                                                   see notes)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $    599,683    $    845,666
  Adjustments to reconcile net income to net
    cash provided by operating activities-
     Cumulative effect of accounting change                 --       2,014,569
     Equity in joint venture earnings                       --        (300,000)
     Depreciation and amortization                   4,630,062       4,410,910
     Deferred income taxes                                 (63)       (814,532)
     Amortization of deferred compensation, net
       of cancellations                                 26,964         102,425
     Net loss on disposition of assets                 314,445         159,736
     Decrease in receivables                           222,719         772,100
     Decrease in inventories                           322,173         154,461
     Decrease in prepaids and other assets              15,881         703,503
     Decrease in accounts payable                   (2,251,076)     (2,645,328)
     Decrease in accrued restructuring costs          (192,431)       (492,381)
     Increase in accrued expenses                      264,509         496,879
                                                  ------------    ------------
      Net cash provided by operating activities      3,952,866       5,408,008
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment               (9,254,565)    (10,006,770)
  Proceeds from sale of property                     6,790,696       2,000,000
  Advances to officers and affiliates, net                  --           1,185
                                                  ------------    ------------
      Net cash used in investing activities         (2,463,869)     (8,005,585)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                   16,000,000      17,250,000
  Repayments of line of credit and long-term       (22,664,469)    (15,511,173)
    debt
  Proceeds from exercise of options                    925,713              --
  Borrowings under other financing                   3,257,682              --
  Repayments of capital lease obligations             (140,998)       (274,270)
                                                  ------------    ------------
      Net cash provided by (used in) financing      (2,622,072)      1,464,557
       activities
                                                  ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS               (1,133,075)     (1,133,020)
CASH AND CASH EQUIVALENTS, beginning of period         449,496       1,622,537
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, end of period          $   (683,579)   $    489,517
                                                  ============    ============


                           See accompanying notes.

                ROCK BOTTOM RESTAURANTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 27, 1999
                                 (Unaudited)


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 27, 1999 and the results of operations and cash flows for the periods presented. All such adjustments, except for acquisition transaction costs, are of a normal recurring nature. The results of operations for the three and six months ended June 27, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)  TRANSACTION WITH RB CAPITAL

     On March 18, 1999, the Company entered into an Agreement and Plan of Merger with RB Capital, Inc., a newly formed corporation organized by the Company's Chairman of the Board, President and Chief Executive Officer, and RBR Acquisition Corp., a wholly-owned subsidiary of RB Capital, whereby RB Capital, through RBR Acquisition, will acquire the Company in a cash merger with the Company as the surviving corporation. On July 23, 1999, the Company's stockholders approved the acquisition in which the Company's public stockholders will receive $10.00 in cash for every share of the Company's common stock. Closing of the proposed transaction is subject to the receipt by RB Capital of definitive financing, and other customary conditions and regulatory approvals. Costs incurred by the Company in connection with this transaction were $1,386,069 for the six months ended June 27, 1999.

(3)  PREOPENING AND START-UP COSTS

     Prior to fiscal 1998, direct incremental costs incurred prior to opening new restaurants were capitalized and amortized over a period of one year after operations commenced. These costs consisted primarily of payroll, employee recruiting and training, and initial opening expenses. During the fourth quarter of 1998, the Company adopted the provisions of AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which requires the Company to expense preopening and other start-up expenses when incurred. Consequently, the results of operations for the six months ended June 28, 1998, as previously reported on Form 10-Q, have been restated to reflect the adoption of SOP 98-5 as if occurring in the first quarter of 1998. As a result, income from operations and net income (loss) have been restated from the previously reported amounts by $656,590 (increase) and $806,862 (decrease), respectively, or $(.16) (decrease) per basic and diluted share. Additionally, the charge for the cumulative effect of an accounting change of $1,250,037 (net of income taxes of $764,532) included a write-off of previously capitalized preopening costs of $1,250,253 and other capitalized start-up costs of $494,316.

(4)  EARNINGS PER SHARE

     During the three and six months ended June 27, 1999, 137,679 and 145,333 stock options were included in the calculation of diluted net income per share.

(5)  COMPREHENSIVE INCOME

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months and six months ended June 27, 1999 and June 28, 1998, the Company's net income equaled its comprehensive income.

(6)  ASSETS HELD FOR DISPOSITION

     Assets held for disposition represents the net book value of property and equipment held for sale or disposition. Included in this amount at December 27, 1998 is $1,234,482 related to land, building and improvements for the Old Chicago restaurant in Salem, Oregon, which was closed in July 1998, and $307,645 for a parking lot located in Houston, Texas. During April 1999, the Company closed on the sale of the property located in Salem, Oregon, and used net proceeds of approximately $1.2 million to pay down the revolving credit facility. During May 1999, the Company closed on the sale of the property located in Houston, Texas and used the net proceeds of approximately $264,000 to pay down the revolving credit facility.

(7)  REVOLVING LINE OF CREDIT

     The Company's $40 million bank revolving credit facility (the "Credit Facility") had an original maturity date of July 27, 1999. During the first quarter of 1999, the Company began negotiations with the lender to extend the maturity date to July 2000. On April 1, 1999, the Company executed a fourth amendment to its Credit Facility primarily to revise certain covenant calculations to reflect adoption of SOP 98-5 and to permit the execution of the merger agreement with RB Capital. On July 27, 1999, the Company signed a fifth amendment to its Credit Facility extending the maturity to July 29, 2000 and reducing the Credit Facility to $30 million.

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

(10) SALE LEASEBACK TRANSACTIONS

     During April 1999, the Company sold the land and building for the two brewery restaurants in Warrenville, Illinois and Phoenix, Arizona for approximately $5.5 million then leased the properties back under long-term lease agreements. Proceeds from the sales allocable to the buildings of approximately $3.2 million will be accounted for as financings and reported as long-term obligations. As a result, the total cost of the buildings will continue to be included in property and equipment and depreciated over the terms of the related leases. The sale of the Warrenville property was to a partnership in which one of the Company's directors has an interest, and the related lease agreement contains terms that are no less favorable than could be obtained from an unrelated party.

     During May, 1999, the Company closed on the sale of the land and building for three Old Chicago restaurants located in Colorado, and executed long-term agreements to lease back each property.

     Net proceeds received from all sale transactions were used to pay down the Credit Facility.

(11) SEGMENT INFORMATION

     The Company operates in two segments: Brewery and Old Chicago restaurant segments. Management has chosen to organize the Company around these segments based on differences in the menus, production element (microbrewed beer) associated with the Brewery restaurants, operating margins, and expected return on investment. The following provides information on the Company's segments as of and for each of the three and six months ended June 27, 1999 and June 28, 1998:

                               Three Months Ended         Three Months Ended
                               ------------------         ------------------
                                  June 27, 1999               June 28, 1998
                                  -------------               -------------
                              Brewery    Old Chicago     Brewery    Old Chicago
                              -------    -----------     -------    -----------

     Sales                 $25,267,363   $19,582,648   $21,260,608   $18,782,969
     Net operating         $ 2,863,025   $ 2,505,602   $ 2,974,319   $ 2,045,162
       contribution
     Identifiable assets   $65,110,156   $29,101,609   $60,982,286   $35,107,857

                                Six Months Ended            Six Months Ended
                               ------------------          ------------------
                                  June 27, 1999               June 28, 1998
                                  -------------               -------------
                              Brewery    Old Chicago     Brewery    Old Chicago
                              -------    -----------     -------    -----------

     Sales                 $47,748,732   $37,941,327   $41,466,496   $37,171,336
     Net operating         $ 5,348,543   $ 4,555,172   $ 5,420,555   $ 4,182,162
       contribution
     Identifiable assets   $65,110,156   $29,101,609   $60,982,286   $35,107,857

     Net operating contribution represents sales less direct and indirect operating expenses, including depreciation and amortization and excluding corporate overhead and corporate activities. Additionally, the increase in brewery identifiable assets from $61,864,568 at December 27, 1998 to $65,110,156 at June 27, 1999 is due primarily to capital expenditures for new restaurants offset by property and equipment sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT UNDER THE "SAFE HARBOR" PROVISION OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in this report are not historical facts, and are forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results or performance of the Company to differ materially from such forward-looking statements. Such statements include statements regarding:

     o     Restaurant expansion plans for 1999 and 2000;
     o     Repositioning the brewery concept to improve operations;
     o Ability of the Company to compete effectively within the restaurant industry;
     o     Impact of SOP 98-5 on future quarterly earnings;
     o     Efforts to improve sales trends in certain brewery restaurants;
     o     The company's marketing strategies during 1999;
     o Estimated construction costs for new restaurants opening during 1999;
     o     Estimated capital expenditures in 1999;
     o Ability of the company to develop an implementation plan for all Year 2000 issues.

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

      In addition to the foregoing, certain statements contained in this report with respect to the proposed transaction with RB Capital are forward-looking statements that involve known and unknown risks and uncertainties that may cause actual results or performance of the company to differ materially. Such statements include the statement regarding the anticipated date for the completion of the transaction with RB Capital. Factors that could cause actual results to differ materially include, among others, delays in receiving required regulatory and other approvals, adverse economic or market conditions, the ability of RB Capital to obtain funding necessary to consummate the proposed transaction.

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

OVERVIEW

      As of August 11, 1999, the company operated 40 Old Chicago restaurants and 24 brewery restaurants, including two brewery restaurants that opened in Bellevue, Washington and Phoenix, Arizona during March and April 1999, respectively, and one Old Chicago restaurant opened in Omaha, Nebraska in late June, 1999. Additional restaurant openings planned for 1999 include a Rock Bottom Restaurant & Brewery restaurant in San Diego, California and one in Arlington, Virginia, and an Old Chicago restaurant in Denver, Colorado. Upon completion of the four brewery restaurant openings in 1999, the company will defer opening any new brewery restaurants until at least the third quarter of 2000. During this period of suspended growth, management will focus on repositioning the concept's niche in the casual dining segment by reintroducing excitement and energy into both the food and beverage alcohol programs.

      Although the company has slowed new restaurant expansion over the last several years, the company still plans to open six restaurants in each of 1999 and 2000, most of which the company anticipates will be located in existing markets. The company may not, however, be able to identify suitable restaurant sites, purchase sites or obtain leases on acceptable terms, or open new restaurants on anticipated dates. Additionally, due to the maturation of the company's existing restaurant base and the possible effects of opening additional restaurants in close proximity, revenues of certain of the company's restaurants may be lower in future periods than previously experienced. New restaurants also typically incur certain increased costs in the process of achieving operational efficiencies during the first several months of operation. Restaurant salaries and benefits and preopening costs are two examples of these increased costs.

      The company plans to lease sites for a majority of its future restaurant locations, and presently leases the sites for a majority of its existing restaurants. However, as of December 27, 1998, the company owned the land and building for five Old Chicago restaurants (including Salem, Oregon which closed July 1998) and four brewery restaurants (including Phoenix, Arizona which opened April 1999). During the second quarter of 1999, the company sold the land and building for three of the Old Chicago restaurants located in Greeley, Longmont and Grand Junction, Colorado (the "Colorado Properties"), and the land, building and certain equipment for the Old Chicago restaurant located in Salem, Oregon. Additionally, the company also sold the land and building for the brewery restaurants located in Warrenville, Illinois and Phoenix, and sold land related to a closed brewery restaurant in Houston, Texas. With the exception of the property in Salem, Oregon, and Houston, Texas, the company has executed long-term agreements to lease back each property. As of August 11, 1999, the company owns the land and building for one Old Chicago restaurant, one brewery restaurant in Addison, Texas, and one brewery restaurant in Chicago, Illinois. See "Liquidity and Capital Resources."

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

      During the fourth quarter of 1998, the company made a change in accounting principle by adopting the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the company to expense start-up and preopening costs as they are incurred. Prior to adoption of SOP 98-5, the company, like most other casual dining restaurant companies, deferred these costs and amortized them over the 12 months following the opening of each restaurant. Adoption of SOP 98-5 was made retroactive to the first quarter of 1998 and required restatement of the March 29, 1998 and June 28, 1998 results of operations previously reported on Form 10-Q. The one-time charge for the cumulative effect of this accounting change of $1.3 million, net of taxes, or $0.16 per share, was recorded to expense preopening costs incurred in 1997 but deferred into fiscal 1998. Future quarterly earnings will fluctuate due to the timing of new restaurant openings and the corresponding impact from adoption of SOP 98-5.

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

Mr. Day formed RB Capital in late November 1998, and on January 13, 1999, RB Capital submitted a proposal to a Special Committee of the company's Board to acquire substantially all of the equity interests in Rock Bottom not held by the Founders in a cash merger for $9.50 per share. On January 27, 1999, the company announced that it had received three indications of interest to acquire the company, including the acquisition proposal submitted by RB Capital. RB Capital continued to negotiate with the Special Committee over the next several weeks, and on March 18, 1999, the company announced that it had entered into a definitive agreement to be acquired by RB Capital for $10.00 per share cash consideration. On July 23, 1999, the Company's stockholders approved the acquisition by RB Capital, Inc. Closing of the proposed transaction is subject to the receipt by RB Capital of definitive funding sufficient to consummate the merger, and other customary conditions and regulatory approvals. Costs incurred by the Company in connection with this transaction were $1,386,069 for the six months ended June 27, 1999.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship to restaurant revenues of certain income statement data and certain restaurant data (data may not add due to rounding):


                                                   Percentage of Revenues  Percentage of Revenues
                                                   ----------------------  ----------------------
                                                     Three Months Ended      Six Months Ended
                                                     ------------------      ----------------
                                                     June 27,   June 28,    June 27,    June 28,
                                                     --------   --------    --------    --------
                                                       1999       1998        1999        1998
                                                       ----       ----        ----        ----
                                                               (restated)             (restated)
INCOME STATEMENT DATA:
REVENUES:
      Old Chicago restaurants                         43.7%      46.9%        44.3%       47.3%
      Brewery restaurants                             56.3%      53.1%        55.7%       52.7%
                                                     -----      -----        -----       -----
      Total revenues                                 100.0%     100.0%       100.0%      100.0%
                                                     -----      -----        -----       -----

OPERATING EXPENSES:
     Cost of sales                                    24.6%      25.2%        24.8%       25.2%
     Restaurant salaries and benefits                 33.8%      33.6%        33.8%       33.4%
     Operating expenses                               20.2%      19.0%        20.3%       19.4%
     Selling expenses                                  3.4%       3.1%         3.2%        3.2%
     General and administrative                        5.9%       6.2%         6.4%        6.5%
     Depreciation and amortization                     5.5%       5.6%         5.4%        5.6%
     Start-up costs                                    1.0%       1.5%         1.3%        1.1%
     Other operating expenses, net                     0.4%       0.1%         0.4%        0.3%
                                                      -----      -----        -----       -----
          Total operating expenses                    94.7%      94.2%        95.6%       94.8%
                                                      -----      -----        -----       -----

INCOME FROM OPERATIONS                                 5.3%       5.6%         4.4%        5.2%
Equity in joint venture earnings                       0.0%       0.3%         0.0%        0.4%
Interest (expense) income, net                        (0.8%)     (1.8%        (1.0%)      (1.7%)
Acquisition transaction costs                         (0.9%)      0.0%        (1.6%)       0.0%
                                                      -----      -----        -----       -----
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                3.6%       4.3%         1.8%        3.9%

INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                2.1%       2.9%         0.7%        2.7%
NET INCOME                                             2.1%       2.9%         0.7%        1.1%
                                                      =====      =====        =====       =====
RESTAURANT DATA:
   Restaurants open (end of period):
   Old Chicago restaurants                                                      40          40
   Brewery restaurants                                                          24          21
   Total                                                                        64          61
   Restaurant operating weeks:
   Old Chicago restaurants                             507        517        1,014       1,042
   Brewery restaurants                                 312        267          601         525
          Total...........................             819        784        1,615       1,567

THREE AND SIX MONTHS ENDED JUNE 27, 1999 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 28, 1998

      Revenues. Revenues increased $4.8 million (12.0%) to $44.9 million in the quarter ended June 27, 1999 from $40.0 million for the comparable quarter in 1998. For the six months ended June 27, 1999, revenues increased $7.1 million (9.0%) to $85.7 million from $78.6 million for the comparable period in 1998. This increase is due primarily to increases in revenues generated by Old Chicago restaurants and the six new brewery restaurants that have opened since the end of the first quarter of 1998, offset by a decrease in revenues of approximately $1.2 million for the six restaurants closed during 1998. Comparable restaurant sales for the second quarter of 1999 were up by 2.7%. When computing comparable restaurant sales, restaurants open for at least six full quarters are compared from year to year.

      As the company opened four new brewery restaurants during 1998 and no new Old Chicago restaurants, revenues from the company's brewery restaurants, as a percentage of total revenues, increased to 56.3% in the quarter ended June 27, 1999 from 53.1% in the quarter ended June 28, 1998. Revenues from the company's brewery restaurants for the six months ended June 27, 1999, as a percentage of total revenues, increased to 55.7% from 52.7% in the first six months of 1998. Additionally, brewery restaurants generate greater average weekly sales than Old Chicago restaurants. The company expects that the percentage of revenues contributed by the brewery restaurants will continue to increase as the 1999 expansion plan includes four brewery restaurants and two Old Chicago restaurants.

      Average weekly sales for the Old Chicago restaurants during the second quarter of 1999 were $38,624 as compared to $36,661 during the second quarter of 1998, an increase of 5.4%. Comparable Old Chicago restaurant sales also increased and were up 5.7% for the second quarter of 1999. For the six month period ending June 27, 1999, average weekly sales for the Old Chicago restaurants were $37,574 as compared to $35,673 during the first six months of 1998, an increase of 5.3%. The improvement in sales trends is due largely to the company's efforts toward improving overall execution in each of its Old Chicago restaurants. This has been accomplished through an increased focus on service standards, food quality and consistency, menu merchandising, local restaurant marketing promotions and hiring and training of new staff.

      Average weekly sales for the brewery restaurants during the second quarter of 1999 were $80,985 compared to $79,628 during the second quarter of 1998, an increase of 1.7%, and $79,448 for the first six months of 1999 compared to $78,984 for the comparable period in 1998, an increase of 0.6%. Such increase is primarily due to the tendency for brewery restaurants opened after the second quarter of 1998 to exhibit higher average weekly sales during the second quarter of 1999 due to the "honeymoon effect". Comparable brewery restaurant sales were down 0.1% for the second quarter of 1999 primarily due to a decrease in beverage alcohol sales. Management attributes the decrease in beverage alcohol sales primarily to an increase in competitive pressures in certain markets, particularly from other established restaurant concepts. In response to this trend, the company has initiated several programs aimed at generating higher beverage alcohol sales, thereby increasing the energy and activity in the restaurant. These programs include adding a second bar area in newer brewery restaurants, particularly those in suburban locations, and greater merchandising of the overall beer program through activities such as happy hour, live music venues, and seasonal or specialty beer promotions tied to community events.

      Cost of Sales. Cost of sales, which consists of food, beverage, and merchandise costs, increased $1.0 million (9.5%) to $11.0 million in the second quarter of 1999 compared to $10.1 million in the second quarter of 1998, and decreased as a percentage of revenues to 24.6% in the second quarter of 1999 as compared to 25.2% in the second quarter of 1998. For the six months ended June 27, 1999, cost of sales increased by $1.4 million (7.1%) to $21.2 million from $19.8 million in the comparable period in 1998, and decreased as a percentage of revenues to 24.8% in the first six months of 1999 compared to 25.2% in the first six months of 1998. In December 1998, the company changed primary food suppliers with the expectation of reducing freight costs and improving overall menu quality through better compliance with specifications and guidelines. The improvement in cost of sales as percentage of revenues during the first half of 1999 is due primarily to this change in suppliers, as well as to reengineering the menu in both concepts to increase average margin per guest. The company also continues to refine its "best practices" initiative that is focused on streamlining food preparation procedures and introducing higher margin menu items.

      Restaurant Salaries and Benefits. Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages, payroll taxes, and group health insurance, increased $1.7 million (12.6%) to $15.1 million in the second quarter of 1999 from $13.5 million in the second quarter of 1998. For the six months ended June 27, 1999 salaries and benefits increased $2.7 million (10.3%) to $29.0 million from $26.3 million in the comparable period of 1998. Restaurant salaries and benefits as a percentage of revenues increased to 33.8% in the second quarter of 1999 as compared to 33.6% in 1998, and to 33.8% for the six month period ended June 27, 1999 from 33.4% in the comparable period of 1998. The increases are primarily due to several factors. The first is a temporary increase in kitchen labor in the Old Chicago restaurants as a result of new menus implemented during the first quarter of 1999. Several new items included in this menu have helped to increase average margin per guest, but require a certain amount of time to achieve preparation labor efficiencies. The second factor is an increase in training expenses for both concepts. The third factor is an increase in staff labor costs in the brewery restaurants primarily due to higher wage rates.

      Operating Expenses. Operating expenses, which include occupancy costs, utilities, repairs, maintenance and linen, increased $1.5 million (19.2%) to $9.1 million in the second quarter of 1999 from $7.6 million for the same period in 1998. For the six months ended June 27, 1999, operating expenses increased $2.1 million (13.8%) to $17.4 million from $15.3 million in the comparable period of 1998. As a percentage of revenues, such expenses increased to 20.2% in the second quarter of 1999 from 19.0% in the second quarter of 1998. This increase is due primarily to greater expenses during 1999 for repairs and maintenance as the company has undertaken a comprehensive program to repair and upgrade existing assets. This program may result in slight increases to operating expenses during the remainder of the fiscal year. The remaining second quarter 1999 variance is due to increased occupancy and overall operating expenses.

      Selling Expenses. Selling expenses increased approximately $243,000 (19.2%) to $1.5 million in the second quarter of 1999 from $1.3 million in the same period in 1998. As a percentage of revenues, such expenses increased to 3.4% for the second quarter of 1999 from 3.1% for the same period in 1998. For the six months ended June 27, 1999, selling expenses increased approximately $213,000 (8.4%) to $2.7 million compared to $2.5 million in the comparable period of 1998. As a percentage of revenues, these expenses remained flat at 3.2% for the first six months of 1999 compared to the same period of 1998. This increase was due primarily to an increased use of local restaurant marketing. Although the company's marketing strategy will continue to emphasize local restaurant marketing promotions, selling expenses are expected to increase during the third and fourth quarters of 1999 due to an increased use of these programs.

      General and Administrative ("G&A"). G&A expenses increased approximately $160,000 (6.4%) to $2.6 million in the second quarter of 1999 compared to $2.5 million in the second quarter of 1998, but decreased as a percentage of revenues to 5.9% in the second quarter of 1999 from 6.2% for the same quarter in 1998. For the six months ended June 27, 1999, G&A expenses increased approximately $354,000 (6.9%) to $5.5 million compared to $5.1 million revenues for the comparable period in 1998, but decreased as a percentage of revenues to 6.4% of revenues in the second quarter of 1999 compared to 6.5% of revenues for the comparable period in 1998.

      Depreciation and Amortization ("D&A"). Depreciation expense and amortization of intangible assets during the second quarter of 1999 increased by approximately $211,000 (9.4%) to $2.5 million from $2.2 million for the comparable quarter of 1998, and as a percentage of revenues decreased to 5.5% in 1999 as compared to 5.6% in the second quarter of 1998. For the six months ended
June 27, 1999 depreciation and amortization expense increased approximately $219,000 (5.0%) to $4.6 million, or 5.4% of revenues, compared to $4.4 million, or 5.6% of revenues, for the comparable period in 1998. This decrease is partially due to the increase in sales trends for the Old Chicago restaurants, and partially due to reduced amortization expense of corporate intangible assets resulting from the company's sale of its equity investment in Trolley Barn Brewery, Inc.

      Start-Up Costs. Adoption of SOP 98-5 requires the company to expense start-up costs associated with opening new restaurants as they are incurred. Accordingly, the amount expensed each quarter will fluctuate with the number and type of restaurant (Old Chicago or brewery restaurant) opened in any given period.

      Other Operating Expenses. During the six months ended June 28, 1998, other operating expenses consisted primarily of severance payments made to employees in connection with four restaurant closures, a loss on disposition of certain computer equipment, and income related to a lease settlement agreement with the owner of the Gladstone, Missouri restaurant. During the second quarter of 1999, other operating expenses consist primarily of a loss on disposition of certain fixed assets.

      Equity in Joint Venture Earnings. The 1998 equity in joint venture earnings represents the company's 50% equity interest in net after-tax earnings of Trolley Barn, its joint venture partner in the southeastern United States. The company sold this interest back to Trolley Barn during November 1998 for $7.0 million and used the net proceeds to pay down the existing credit facility.

      Interest Expense. Interest expense for the second quarter of 1999 decreased approximately $396,000 from the second quarter of 1998 to $343,876, and for the first six months of 1999 decreased approximately $467,000 to $857,051 from the comparable period of 1998. This decrease was due to a reduction of approximately $15.7 million in the company's outstanding balance on the revolving line of credit from the second quarter of 1998. Additionally, interest expense of approximately $46,000 and $102,000 was capitalized to construction costs in the three and six month periods ended June 27, 1999, respectively.

      Acquisition Transaction Costs. Acquisition transaction costs of $401,096 during the second quarter of 1999 and $1.4 million for the first six months of 1999 primarily represent legal and other outside professional fees incurred related to the Special Committee's activities.

      Income Tax Expense. The income tax provision for the second quarter of 1999 was calculated to exclude acquisition transaction costs as a tax-deductible item. As a result, income subject to taxes in the second quarter of 1999 is $2,020,711, and the income tax expense of $656,731 results in an effective tax rate of 32.5%. The effective tax rate associated with the income tax provision in 1998 was also 32.5%.

LIQUIDITY AND CAPITAL RESOURCES

      The company requires capital principally for the development and construction of new restaurants and for capital expenditures at existing restaurants. The company has financed its expansion over the last three years principally through cash flow from operations, borrowings under its credit facility and capital lease obligations. As is common in the restaurant industry, the company has generally operated with negative working capital as it receives trade credit based upon negotiated terms in purchasing food and supplies, and does not have significant receivables or inventory. The following table presents a summary of the company's cash flows for the six months ended June 27, 1999, and June 28, 1998:


                                                          Six Months Ended
                                                             (Unaudited)
                                                      --------------------------
                                                           1999          1998
                                                      --------------------------
    Net cash provided by operating activities          $  3,952,86  $ 5,408,808
    Net cash used in investing activities               (2,463,869)  (8,005,585)
    Net cash provided by (used in) financing activities (2,622,072) (1,464,557) Increase (decrease) in cash and cash equivalents (1,133,075) (1,133,020)
    Cash and cash equivalents, end of period              (683,579)    489,517

Net cash used in investing activities during the first six months of 1999 and 1998 primarily represents capital expenditures related to the opening of new restaurants and maintenance capital expenditures in existing restaurants. Additionally, during the second quarter of 1999, the company completed sale and lease transactions for the brewery restaurants located in Warrenville, Illinois and Phoenix, Arizona. Also during the second quarter of 1999, the company sold the land and building for the three Colorado properties and executed long-term lease agreements for each property. The company also sold the land, building and certain equipment for the Old Chicago restaurant located in Salem, Oregon. Net proceeds from all sale transactions were used to pay down the company's existing credit facility.

      Cash flows from financing activities primarily represent borrowings and repayments under the Company's $30 million bank revolving credit facility, as amended in July 1999 (the "Credit Facility"), and financing obligations related to the Warrenville and Phoenix restaurants as well as the exercise of certain stock options. During April 1999, the company executed a fourth amendment to the Credit Facility primarily to revise certain covenant calculations to reflect adoption of SOP 98-5 and to permit execution of the merger agreement with RB Capital. As of June 27, 1999, $12.5 million was outstanding under the Credit Facility. Effective July 27, 1999, the Company signed a fifth amendment to its Credit Facility reducing the facility to $30 million and extending its maturity date to July, 2000.

      The company estimates that total capital expenditures for 1999, excluding preopening costs, and excluding proceeds from the sale of the land and building for the Warrenville, Phoenix, Colorado and Salem properties, will be approximately $17.9 million. This estimate includes $12.4 million in estimated total costs for the four new brewery restaurants and $1.5 million in estimated costs for the two new Old Chicago restaurants. The estimated average cash investment for the two new Old Chicago restaurants of $750,000 will increase to approximately $1.0 million in the future as the 1999 estimated costs have benefited from the redeployment of certain assets from the three Old Chicago restaurants closed during 1998. These estimated capital expenditures may not be sufficient for completion of current development plans or may increase in the future.

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

      Although certain systems have been identified that can be remedied with manual processes, a comprehensive contingency plan has not yet been formulated in the event that non-compliant IT and non-IT systems (or their replacements), critical suppliers or other third parties do not become year 2000 compliant. The company plans to formulate a contingency plan during the third quarter of 1999 to address the possibility that its non-compliant IT and non-IT systems may not achieve Year 2000 compliance, and anticipates that such steps will mitigate the risk of business interruption. Such contingency plan may not eliminate all risks of business interruption. Additionally, the company is unable to predict with certainty whether the consequences associated with the failure of its suppliers, third-party software vendors, or other third parties to achieve Year 2000 readiness will have a material adverse impact on its financial condition, results of operations or liquidity.

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


                                             ROCK BOTTOM RESTAURANTS, INC.
                                             (Registrant)


August 16, 1999                              By: /S/ WILLIAM S. HOPPE
                                                --------------------------------
                                                William S. Hoppe
                                                Executive Vice President, Chief
                                                Administrative Officer and
                                                Chief Financial Officer
                                                (Principal Financial Officer)